Form 10KSB
period 2006-12-31
Okana Ventures, Inc.
filed 2007-03-30
CIK 1378076

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OKANA VENTURES, INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	333-138146	20-2881151
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

7071 Jasper Drive

Vernon, British Columbia

Canada, V1H 1P2

(250) 545-0383

(Address and telephone number of principal executive offices)

Nevada Corporate Headquarters, Inc.

#700 - 101 Convention Center Drive

Las Vegas, Nevada 89109

(702) 873-3488

(Name, address and telephone numbers of agent for service)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of Class: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

Revenues for the fiscal year ended December 31, 2006 were: nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2006: The Company's common stock is not currently traded

Number of shares of common stock, $0.0001 par value per share, of the registrant outstanding as of December 31, 2006: 850,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes [ ] No [X]

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Okana Ventures, Inc. ("Okana" or "the Company") was incorporated on May 9, 2005, in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. Recorded title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Ronnie Birch, our president, who holds the property in trust for Okana. This property is located in British Columbia, Canada, and consists of three (3) mining claims, comprising 722.655 hectares. We intend to explore for gold on the property.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit exists in the property until further exploration is completed and a comprehensive evaluation determines if it has economic feasibility.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Our business is subject to the risks inherent with a natural resource based company in its early exploration stage of development. These risks include, but are not limited to: limited capital resources; limited industry operating experience; possible delays due to such things as weather, manpower and equipment shortage and regulatory processing practices; possible cost overruns due to price increases in services, supplies and equipment; and the general speculative nature of exploring a raw mineral property for minerals.

At the present, we have no employees and only three officers and directors, each of whom plan to devote only four hours per week to our operations.

There is currently no public trading market for the shares being offered.

Our administrative office is located at 7071 Jasper Drive, Vernon, British Columbia, Canada V1H 1P2 and our telephone number is (250) 545-0383. Our registered statutory office is located at #700-101 Convention Center Drive, Las Vegas, Nevada 89109. Our fiscal year end is December 31. Our mailing address is 7071 Jasper Drive, Vernon, British Columbia, Canada V1H 1P2.

ITEM 2. PROPERTIES

We have our corporate offices at 7071 Jasper Drive, Vernon, British Columbia, Canada, V1H 1P2. This space is provided rent free by one of our officers.

On May 27, 2005, we entered into an agreement to purchase a mineral property, known as the "Westmoreland Property", comprising three (3) mining claims located in British Columbia, Canada, from Roger William MacInnis and Warner Gruenwald, jointly, both of whom are non-affiliated third parties. The purchase price for the Westmoreland Property is CAD $40,000 and is payable in staged payments to Messrs. MacInnis and Gruenwald consisting of: CAD $5,000 on signing, which has been paid, an additional CAD $5,000 one year from signing which also has been paid, CAD $10,000 two years after signing, and a final payment on the third anniversary of signing of CAD $20,000. In addition, we are required to make property exploration expenditures of CAD $60,000 over a four year period, with CAD $30,000 of exploration expenditures to be performed by the second anniversary date. We can, in our sole discretion, pay cash to Messrs. MacInnis and Gruenwald in lieu of performing part or all of the CAD $60,000 exploration expenditures. On March 29, 2006, we paid a CAD $3,180 maintenance fee to the Government of British Columbia on the mineral property. We are required to pay a similar fee each year thereafter until such time as we are able to perform exploration work on the mining property that can be credited toward future required maintenance fees. We are also required to pay a royalty of 2% on all mineral commodities sold from the claim. This royalty can be reduced to 1% upon payment of CAD $500,000 at anytime. In the event we default in making any cash payments or exploration expenditures as required under the purchase agreement and such default continues for 30 days after notice to Okana, or if Okana has given the vendors 30 days notice of its intention to terminate the agreement, the mineral property will revert back to the vendors.

Title to the mining claims upon which we intend to conduct exploration activities is not recorded in our name. Title to the property is recorded in the name of Ronnie Birch, our president. Under British Columbia law, title to British Columbia mining claims can only be held by Canadian residents. In the case of corporations, title must be held by a Canadian corporation. In order for us to record title to the property we would have to incorporate a Canadian wholly owned subsidiary corporation. We believe that the costs of incorporating a subsidiary corporation are unwarranted at this stage of our development. Accordingly, we have elected not to create the subsidiary at this time; but will do so if mineralized material is discovered on the mining claims.

Our mining claims are issued pursuant to the Minerals Tenure Act of the Province of British Columbia. As the beneficial owner of the claims, we have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the property and continuing vertically downward.

The mining claims are unencumbered and there are no competitive conditions which affect the property. There are no native land claims that affect title to the property. We have no insurance covering the mining claims and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

In order to maintain these claims we must pay a fee of CAD $3,180 per year for all 3 claims or provide evidence that CAD $3,180 worth of work was done on the property.

Investment Policies. There are no restrictions or limitations on the percentage of assets which the Company may invest in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The Company's common stock does not currently trade on any exchange.

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Company's Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.0001. The stockholders: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the shares are not convertible into any other security. There are no restrictions on dividends under any loans, other financing arrangements or otherwise. See a copy of the Articles of Incorporation, Bylaws of the Company, and any amendments thereto, attached as exhibits to the Company's previously filed SB-2. As of December 31, 2006, the Company had 850,000 shares of common stock outstanding.

Non-Cumulative Voting.

The common stockholders of the Company do not have cumulative voting rights, which means that the stockholders which hold more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

Share Purchase Warrants

At December 31, 2006, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2006, there were no share purchase options outstanding.

Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company continues to retain the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money from our SB-2 offering, we believe those funds, together with the loans and purchase of shares by the directors ($17,105 in loans and $17,000 in share purchases) will provide us with funds to operate for the next twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in southern British Columbia, Canada, approximately 29 kilometers west of the City of Vernon . Access to the property is by paved highway and logging roads. Portions of the property have clear areas due to recent logging and much of the property is covered by a network of logging roads. No improvements are necessary for exploration activities.

Our exploration objective is to find an ore body containing gold. We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict what that will be until we find mineralized material. If we do find mineralized material we may have to raise additional funds to continue our exploration of the property. If we have not raised enough money to continue our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money.

To our knowledge, the property has never been mined. Based on a filed British Columbia assessment report (Assessment Report #17870) there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Westmoreland property in 1988 by Getchell Resources; however, we know of no follow-up work on that portion of the property or any work whatsoever on the balance of the Westmoreland property. The property was claimed by Roger William MacInnis and Warner Gruenwald, jointly, and was examined and reported on by Mr. Gruenwald, Professional Geologist, before being acquired by us.

We intend to implement an exploration program which consists of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work will focus on prospecting the numerous new roads and clear cuts which may have exposed previously covered bedrock. Areas of alteration, fault zones and especially quartz veining (float or in situ) will be explored by establishing grids along which soil sampling will be conducted. Streams should be sampled by collecting silt and heavy mineral concentrates. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done to try and locate anomalies which may be caused by mineralization not evident on the surface. We intend to take our samples to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. Based upon the results of the exploration, Mr. Birch will determine, in consultation with our consultants, if the property warrants further exploration work done. Mr. Birch will not receive fees for his services. The proceeds from our offering are designed primarily to fund the costs of an exploration program recommended by a professional geologist, Mr. Warner Gruenwald. Additional funding will be required to take the property to a more advanced stage of exploration.

We estimate the cost of the proposed work program to be $30,000. This is composed of $8,500 for geological mapping, $8,500 for geochemical sampling, $3,000 for geophysical surveying, $4,500 for analysis, $4,000 for reports, and $1,500 for related travel costs. We estimate it will take up to 20 days to complete the program. We will begin the program after the completion of our offering, weather permitting. We estimate our working capital requirements associated with the conduct of our exploration program to be $2,000. This is comprised of $1,000 for accounting, $750 for office and $250 for filing.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contactors that we will hire. Depending on the stage of exploration we reach, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from the sale of stock that was registered pursuant to a Form SB-2, which became effective on November 8, 2006. If we do not raise all of the money we need from that offering to complete our exploration of the property, we will have to find alternative sources, such as a second public offering, a private placement of securities or loans from our officers or others.

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, has agreed to advance funds as needed until the public offering is completed and Mr. Birch, our President has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Upham has advanced $17,105 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. We believe the funds raised in our current offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing three claims. The property is registered in the name of Mr. Birch, our President, who holds the property in trust for us. We expect to start exploration operations upon completion of this offering, weather permitting. As of the date of this report we have yet to begin operations.

We issued 75,000 shares of common stock on May 10, 2005 for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006 for a purchase price of $15,500. All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $17,105 for legal fees, audit fees, mineral property acquisition and working capital. The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum against additional paid-in capital.

As of December 31, 2006, our total assets were $6,986 and our total liabilities were $18,441.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

AND

THE PERIOD OF MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2006

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

AND

THE PERIOD OF MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2006

                                                                                                                Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                                   1

Balance Sheets as of December 31, 2006 and 2005                                                                                                                            2

Statements of Operations for the Years Ended December 31, 2006

    and 2005 with Cumulative Totals Since Inception                                                                                                                            3

Statement of Changes in Stockholders' Equity (Deficit) for the Period May 9,

    2005 (Inception) to December 31, 2006                                                                                                                                         4

Statements of Cash Flows for the Years Ended December 31, 2006

    and 2005 with Cumulative Totals Since Inception                                                                                                                            5

Notes to Financial Statements                                                                                                                                                            6-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Okana Ventures, Inc.

Vernon, British Columbia

Canada

We have audited the accompanying balance sheets of Okana Ventures, Inc. (an exploration stage company) (the Company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year ended December 31, 2006, the period of May 9, 2005 (inception) to December 31, 2005, and for the period of May 9, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period of May 9, 2005 (inception) to December 31, 2005, and for the period of May 9, 2005 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

February 23, 2007

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	December 31,	December 31,
	2006	2005
Current Assets

Cash and cash equivalents	$ 4,843	$ 1,258
Prepaid expenses	2,143	-

Total Current Assets	6,986	1,258

TOTAL ASSETS	$ 6,986	$ 1,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	$ 1,336	$ -
Notes payable - stockholder (note 6)	17,105	6,063

Total Current Liabilities	18,441	6,063

Total Liabilities	18,441	6,063

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.0001, 100,000,000 shares authorized and
850,000 and 75,000 shares, respectively, issued and outstanding	85	8
Additional paid-in capital	17,847	1,673
Cumulative currency translation adjustment	(476)	(342)
Deficit accumulated during the exploration stage	(28,911)	(6,144)

Total Stockholders' Equity (Deficit)	(11,455)	(4,805)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,986	$ 1,258

The accompanying notes are an integral part of these financial statements

2.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		Period of	Cumulative Total
	Year Ended	May 9, 2005 to	From Inception,
	December 31,	December 31,	May 9, 2005, to
	2006	2005	December 31, 2006

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	1,097	1,097
Mineral property costs	7,215	3,946	11,161
Office expenses	1,167	242	1,409
Professional fees	12,707	-	12,707
Outside services	752	678	1,430
Taxes and licenses	175	-	175
Total Operating Expenses	22,016	5,963	27,979

OTHER INCOME (EXPENSE)
Interest expense	(751)	(181)	(932)
Total Other Income (Expense)	(751)	(181)	(932)

NET LOSS APPLICABLE TO COMMON SHARES	$ (22,767)	$ (6,144)	$ (28,911)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.057)	$ (0.082)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	397,917	75,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional	Deficit Accumulated	Cumulative	Stockholders'
	Shares	Amount	Paid-in Capital	During the Pre-	Currency Translation	Deficit
				Exploration Stage	Adjustment	(Equity)
Balance at May 9, 2005 (Inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock for cash - May 10, 2005	75,000	8	1,492	-	-	1,500
Interest expense - related party (note 6)	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance at December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)

Issuance of common stock for cash - July 31, 2006	775,000	77	15,423	-	-	15,500
Interest expense - related party (note 6)	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance at December 31, 2006	850,000	$ 85	$ 17,847	$ (28,911)	$ (476)	$ (11,455)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year Ending	Period From	Cumulative Total From
	December 31,	May 9, 2005 to	Inception, May 9, 2005
	2006	December 31, 2005	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (22,767)	$ (6,144)	$ (28,911)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Interest expense - related party	751	181	932

Changes in operating assets and liabilities
Increase in prepaid expenses	(2,143)	-	(2,143)
Increase in accounts payable	1,336	-	1,336

Net cash used in operating activities	(22,823)	(5,963)	(28,786)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	11,042	6,063	17,105
Sale of common stock	15,500	1,500	17,000

Net cash provided by financing activities	26,542	7,563	34,105

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(134)	(342)	(476)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	3,585	1,258	4,843

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,258	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 4,843	$ 1,258	$ 4,843

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest			$ -
Cash paid for taxes			$ -

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on May 9, 2005 under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop mineral properties.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $4,843 in cash and cash equivalents as of December 31, 2006.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and provide required disclosures as of the end of the fiscal year ending December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities." This statement is effective as of the beginning of its first fiscal year beginning after September 15, 2006.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective January 1, 2006.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting when applicable.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation May 9, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

NOTE 3- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry- forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2006 of approximately

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 3- PROVISION FOR INCOME TAXES (CONTINUED)

$28,911 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $10,120 were offset by the valuation allowance. For the year ended December 31, 2006 the allowance increased by approximately $8,000.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

As of December 31, 2006 the Company has 100,000,000 shares of common stock authorized and 850,000 issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

On July 31, 2006 the Company sold 775,000 shares of its common stock at

$.02 per share for $15,500 cash for working capital.

NOTE 5 - ACQUISITION OF MINERAL RIGHTS

On May 27, 2005 the Company entered into an agreement (the Agreement) to purchase an undivided interest in mineral claims on property located in Canada (the Property) for $40,000 CAD. Due to the uncertainty of fluctuating exchange rates, payments on the Property are stated in CAD as follows:

Upon signing of the Agreement and transfer of title (paid)                                         $ 5,000

On or before May 27, 2006 (paid)                                                                             5,000

On or before May 27, 2007                                                                                     10,000

On or before May 27, 2008                                                                                     20,000

                                                                                                                            -----------

                                                                                        TOTAL                        $ 40,000

                                                                                                                             ======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors with $30,000 CAD of the exploration work to be performed or an equivalent cash payment made therefore by May 27, 2007. If the exploration results in the discovery of mineral commodities, the Company is required to pay a royalty of 2.0% on all mineral commodities sold from production on the Property. The royalty may be

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - ACQUISITION OF MINERAL RIGHTS (CONTINUED)

reduced to 1.0% upon payment of $500,000 CAD to the vendors at any time. The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filings associated with the Property.

In accordance with terms set forth in the Agreement, the Company can terminate the Agreement at any time, at which point the Company is released of all obligations. All property payments must be made within 30 days of the due date and all exploration work must be performed within 30 days of the required date. Otherwise, the mineral property rights will revert back to the vendors. In addition, there is no guarantee that any exploration will yield mineral commodities. Accordingly, the Company expenses Property payments when paid and exploration costs as incurred.

During the year ended December 31, 2006 the Company made payments on the Property of $7,500 CAD, of which $2,500 was prepaid, bringing total payments made during the period of May 9, 2005 (inception) to December 31, 2006 to $12,500 CAD.

The Company has paid $3,180 CAD in lieu of exploration work since inception.

NOTE 6 - NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate. Since the notes have no stated maturity date or terms, the Company records simple annual interest of 6% on the outstanding principal. Interest expense is recorded as an addition to paid-in capital. The Company incurred and recorded $751 in interest expense during the year ended December 31, 2006, bringing the total to $932 since inception, May 9, 2005. The notes are due on demand and therefore reported as current liabilities. As of December 31, 2006 the Company owed $17,105 to the stockholder.

NOTE 7 - FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of December 31, 2006. The $476 effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an operating deficit since its inception, is in the exploration stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

On December 31, 2006, Okana carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana's disclosure controls and procedures were effective.

There were no significant changes in Okana's internal controls or in other factors that could significantly affect these controls during the period covered by this report.

ITEM 8B. OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2006, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Ronnie Birch	59	President, Chief Executive Officer, Director	5/9/05
Michael Upham	51	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Director	5/9/05
Mervyn Weiss	60	Director	5/9/05

Ronnie Birch has been our president, chief executive officer and a member of our Board of Directors since our inception. Since 1991 to present, Mr. Birch has provided consulting services through Janron Consulting Inc., and since 1993 to present, the services of a public relations coordinator through Bircress Corporate Relations. Both of these companies are privately held corporations in which Mr. Birch has a 50% share holding. From 1985 to 1991, he was a licensed stock, commodities and options broker. Prior to that, he held various jobs as a financial officer in his 17 years of employment with the Bank of Nova Scotia, holding various positions up to branch manager. Mr. Birch is prepared to devote 10% of his time, or approximately four hours per week, to our operations.

Michael Upham has been our secretary, treasurer, chief financial officer and chief accounting officer since inception. Mr. Upham was also a director of Beeston Enterprises Ltd., a developing company in the health service industry, from September 1999 to May 2005. Mr. Upham has been in the retail sales and marketing sector for over 35 years. He was manager of Jack Fraser's, a Canadian men's clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977. In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985. In 1986, be became district sales manager for Playtex Canada Ltd. Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he holds to this date. Mr. Upham is prepared to devote 10% of his time, or approximately four hours per week, to our operations.

Mervyn Weiss has been a member of our Board of Directors since inception. Mr. Weiss has been a self-employed business man and investor since 1995 to present, dealing in both the real estate market and the stock market. He has also been a director of Columbus Networks Corp. an e-recruitment firm specializing in the education industry, since 2000 to present. From 1975 to 1995 he was a sales representative for Lipton Monarch Foods, for the interior of the Province of British Columbia. Prior to that, Mr. Weiss was a financial consultant and licensed stock broker from 1964 to 1975. Mr. Weiss is prepared to devote 10% of his time, or approximately four hours per week, to our operations.

None of Okana's directors or executive officers have been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

There are no family relationships between any of the Company's officers and directors.

There have been no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

The Board of Directors does not currently have a standing audit committee.

Significant Employees

Okana has no significant employees other than the officers and directors described above, whose time and efforts are being provided to Okana without compensation.

Compliance with Section 16(a) of the Exchange Act.

The Company is not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Code of Ethics

Okana has not adopted a code of ethics at this time.

ITEM 10. EXECUTIVE COMPENSATION.

(a) No officer or director of Okana is receiving any remuneration in the form of salaries and/or allowances at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan that presently exists.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, Okana had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company. Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Ronnie Birch 7071 Jasper Drive Vernon B.C. Canada V1H 1P2	300,000	35.29
Common	Michael Upham 87 Cranleigh Green S.E. Calgary, Alberta, Canada T3M 1J2	300,000	35.29
Common	Mervyn Weiss 5884 C Beach Avenue Peachland, B.C., Canada V0H 1X7	250,000	29.42
Common	Officers and Directors as a Group (3)	850,000	100%

There are currently no authorization plans in effect.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

None of the directors qualify as independent directors.

ITEM 13. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	Amendment to Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2005: $0

2006: $5,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $1,500

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                        OKANA VENTRES, INC.

Date:   March 29, 2007                                                                                    /s/ Ronnie Birch

                                                                                                                       Ronnie Birch, President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronnie Birch	/s/ Michael Uphem
Ronnie Birch	Michael Upham
President, CEO, Director	Secretary, Treasurer, CFO, Director
Date: March 29, 2007	Date: March 29, 2007