Form 10QSB
period 2007-03-31
Okana Ventures, Inc.
filed 2007-05-15
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

OKANA VENTURES, INC.
NEVADA	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7071 Jasper Drive

Vernon, British Columbia

Canada V1H 1P2

(Address of principal executive offices)

(250) 545 - 0383

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2007, the Company had 850,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND FOR THE PERIOD OF MAY 9, 2005 (INCEPTION) TO MARCH 31, 2007

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND THE PERIOD OF MAY 9, 2005 TO MARCH 31, 2007

Page(s)

Balance Sheets as of March 31, 2007 (Unaudited) and

    December 31, 2006 (Audited)                                                                                                 1

Statements of Operations and Comprehensive Loss for the Three Months

    Ended March 31, 2007 and 2006 with Cumulative Totals Since Inception                                 2

Statement of Changes in Stockholders' (Deficit) for the Period May 9,

    2005 (Inception) to March 31, 2007                                                                                        3

Statements of Cash Flows for the Three Months Ended March 31, 2007

    and 2006 with Cumulative Totals Since Inception                                                                     4

Notes to Financial Statements                                                                                                   5-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (AUDITED)

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

FROM MAY 9, 2005 (INCEPTION) TO MARCH 31, 2007

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Okana Ventures, Inc., (the Company) was incorporated on May 9, 2005 under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $498 in cash and cash equivalents as of March 31, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. SFAS 154 requires retrospective application to prior periods' financial statements when practicable.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March, 2006 the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time that it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September, 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 123R, "Employers' Disclosures about Pensions and Other Post-retirement Benefits (revised 2003)." This statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset or liability related to the funding status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

In February, 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities," including an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applicable to all entities with available-for-sale and trading securities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders' equity. Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. This pronouncement has no effect on the Company at this time.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation May 9, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of proven and profitable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

NOTE 3- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through March 31, 2007 of approximately $37,954 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $11,386 were offset by the valuation allowance. For the three months ended March 31, 2007 the allowance increased by approximately $2,700.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

As of March 31, 2007 the Company has 100,000,000 shares of common stock authorized and 850,000 issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

On July 31, 2006 the Company sold 775,000 shares of its common stock at

$.02 per share for $15,500 cash for working capital.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

                                                                                                                     ======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors. $30,000 CAD of the exploration work is to be performed or an equivalent cash payment made therefore by May 27, 2007. If the exploration results in the discovery of mineral commodities, the Company is required to pay a royalty of 2.0% on all mineral commodities sold from production on the Property. The royalty may be reduced to 1.0% upon payment of $500,000 CAD to the vendors at any time. The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filings associated with the Property.

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

During the three months ended March 31, 2007 the Company made no payments on the property leaving total payments made during the period of May 9, 2005 (inception) to March 31, 2007 at $10,000 CAD. The Company has paid a total of $8,454 CAD in exploration work or cash in lieu of work since inception.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 6 - NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate. Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal. Interest expense is recorded as an addition to paid-in capital. The Company incurred and recorded $284 in interest expense during the three months ended March 31, 2007, bringing the total to $1,216 since inception, May 9, 2005. The notes are due on demand and therefore reported as current liabilities. As of March 31, 2007 the Company owed $20,102 to the stockholder.

NOTE 7 - FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of March 31, 2007. The $548 effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an operating deficit since its inception, is in the pre-exploration stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2006 audited financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money from our SB-2 offering, we believe those funds, together with the loans and purchase of shares by the directors ($20,102 in loans and $17,000 in share purchases) will provide us with funds to operate for the next twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in southern British Columbia, Canada, approximately 29 kilometers west of the City of Vernon. Access to the property is by paved highway and logging roads. Portions of the property have clear areas due to recent logging and much of the property is covered by a network of logging roads. No improvements are necessary for exploration activities.

Our exploration objective is to find an ore body containing gold. We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict what the costs will be until we find mineralized material. If we do find mineralized material we may have to raise additional funds to continue our exploration of the property. If we have not raised enough money to continue our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money.

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

We intend to implement an exploration program which consists of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work will focus on prospecting the numerous new roads and clear cuts which may have exposed previously covered bedrock. Areas of alteration, fault zones and especially quartz veining (float or in situ) will be explored by establishing grids along which soil sampling will be conducted. Streams should be sampled by collecting silt and heavy mineral concentrates. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done to try and locate anomalies which may be caused by mineralization not evident on the surface. We intend to take our samples to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. Based upon the results of the exploration, management will determine, in consultation with our consultants, if the property warrants further exploration work done. Management will not receive fees for these services. The proceeds from our offering are designed primarily to fund the costs of an exploration program recommended by a professional geologist, Mr. Warner Gruenwald. Additional funding will be required to take the property to a more advanced stage of exploration.

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

In January, 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the Westmoreland Property in October, 2006. This small work program cost $4,984 and was part of our proposed work program of $30,000 that we intend to carry out later this year. The results of this initial exploration work will be used to determine the nature and extent of the balance of our overall work program.

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

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, has agreed to advance funds as needed until the public offering is completed and Mr. Birch, our President has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $20,102 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. We believe the funds raised in our current offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing three claims. The property is registered in the name of Mr. Birch, our President, who holds the property in trust for us. We expect to start exploration operations upon completion of this offering, weather permitting. As of the date of this report we have yet to begin operations.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500. All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $20,102 for legal fees, audit fees, mineral property acquisition and working capital. The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

Item 3. Controls and Procedures.

On March 31, 2007, Okana carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana's disclosure controls and procedures were effective.

Okana also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	Amendment to Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTURES, INC.

May 14, 2007                                                        /s/ Ronnie Birch

Date                                                                     RONNIE BIRCH, PRESIDENT