Form 10QSB
period 2007-06-30
Okana Ventures, Inc.
filed 2007-08-14
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2007, the Company had 3,350,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2007 AND 2006

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Page no.

Condensed Balance Sheet as of June 30, 2007                                                                         1

Condensed Statements of Operations for the Six and Three Months

    Ended June 30, 2007 and 2006 with Cumulative Totals Since Inception                                2

Condensed Statements of Cash Flows for the Six Months Ended

    June 30, 2007 and 2006 with Cumulative Totals Since Inception                                          3

Notes to Condensed Financial Statements                                                                             4-10

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2007

(UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	Cumulative Totals May 9, 2005 to June 30, 2007
INCOME					
Operating revenues	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES					
Speculative mining expenses	23,813	7,278	18,829	4,558	30,295
Professional fees	8,539	-	4,894	-	21,246
Administrative expenses	4,234	1,254	4,104	471	13,024
Total Operating Expenses	36,586	8,532	27,827	5,029	64,565
OTHER INCOME AND (EXPENSE)					
Interest, net	(651)	(253)	(367)	(162)	(1,583)
Total other income and (expense)	(651)	(253)	(367)	(162)	(1,583)
NET LOSS APPLICABLE TO COMMON SHARES	$ (37,237)	$ (8,785)	$ (28,194)	$ (5,191)	$ (66,148)
Foreign currency translation adjustment	(662)	-	(590)	-	(1,138)
COMPREHENSIVE LOSS	$ (37,899)	$ (8,785)	$ (28,784)	$ (5,191)	$ (67,286)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.03)	$ (0.12)	$ (0.02)	$ (0.07)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,266,667	75,000	1,683,333	75,000

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $20,571 in cash and cash equivalents as of June 30, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                        (CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

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

In February, 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities," including an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applicable to all entities with available-for-sale and trading securities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                        (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation May 9, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of proven and profitable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception)

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES (CONTINUED)

through June 30, 2007 of approximately $66,148 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $19,844 were offset by the valuation allowance. For the three months ended June 30, 2007 the allowance increased by approximately $8,458.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

As of June 30, 2007 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

On July 31, 2006 the Company sold 775,000 shares of its common stock at

$.02 per share for $15,500 cash for working capital.

During June of 2007 the Company completed the sale of 2,500,000 shares at a price of $.02 per share for a total of $50,000 to fund its exploration activities and for working capital.

NOTE 5 - ACQUISITION OF MINERAL RIGHTS

On May 27, 2005 the Company entered into an agreement (the Agreement) to purchase an undivided interest in mineral claims on property located in Canada (the Property) for $40,000 CAD. Due to the uncertainty of fluctuating exchange rates, payments on the Property are stated in CAD as follows:

Upon signing of the Agreement and transfer of title (paid)                                 $     5,000

On or before May 27, 2006 (paid)                                                                         5,000

On or before May 27, 2007 (paid)                                                                       10,000

On or before May 27, 2008                                                                                 20,000

                                                                                                                         -----------

                                    TOTAL                                                                      $   40,000

                                                                                                                          ======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors. $30,000 CAD of the exploration work is to be performed or an equivalent cash payment made therefore by May 27, 2007. That requirement has been met If the exploration

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 - ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the six months ended June 30, 2007 the Company made payments of $35,000 CAD on the property bringing total payments made during the period of May 9, 2005 (inception) to June 30, 2007 to $45,000 CAD. The Company has paid a total of $18,467 CAD in exploration work or cash in lieu of work since inception.

NOTE 6 - PREPAID EXPENSES

As of June 30, 2007 the Company had paid $25,000 CAD for exploration work to be done. However, only $10,013 CAD of the work had been completed and invoiced. The balance of $14,987 CAD, converted as $14,148 USD, is reported as a prepaid expense. That amount plus $374 prepaid for professional services makes up the $14,522 prepaid expenses reported as of June 30, 2007.

NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate. Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal. Interest expense is recorded as an addition to paid-in capital. The Company incurred and recorded $659 in interest expense during the six months ended June 30, 2007, bringing the total to $1,591 since inception, May 9, 2005. The notes are due on demand and therefore reported as current liabilities. As of June 30, 2007 the Company owed to the stockholder $25,575 USD-denominated and $8,700 CAD-denominated notes, valued at $8,213 USD, for a total of $33,788 USD.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 8 - FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of June 30, 2007. The $1,138 cumulative effect of change in exchange rates from the acquisition dates of CAD-denominated assets and liabilities to the report date is reported as a Cumulative Currency Translation Adjustment.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an operating deficit since its inception, is in the exploration stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing, borrowing and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2006, audited financial statements. This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We have raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007. We believe the funds raised, together with the loans and purchase of shares by the directors ($33,788 in loans and $17,000 in share purchases) will provide us with funds to operate for the next twelve months.

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

Our exploration objective is to find an ore body containing gold. We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict what the costs will be until we find mineralized material. If we do find mineralized material we may have to raise additional funds to continue our exploration of the property. If we have not raised enough money to continue our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money.

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

In January, 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the property in October, 2006. This small work program cost $4,984 and was part of our initial exploration work program of $30,000 that we are currently carrying out. The results of this preliminary exploration work was utilized to determine the nature and extent of the balance of our overall work program.

We commenced the balance of our initial exploration program in June, 2007, which consists of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work will focus on prospecting the numerous new roads and clear cuts which may have exposed previously covered bedrock. Areas of alteration, fault zones and especially quartz veining (float or in situ) will be explored by establishing grids along which soil sampling will be conducted. Streams should be sampled by collecting silt and heavy mineral concentrates. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done to try and locate anomalies which may be caused by mineralization not evident on the surface. Our samples are being sent to analytical chemists, geochemists, and registered assayers in Vancouver, British Columbia. Based upon the results of the exploration, management will determine, in consultation with our consultants, if the property warrants further exploration work. Management will not receive fees for these services. The proceeds from our offering are designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald. Additional funding will be required to take the property to a more advanced stage of exploration.

The cost of the initial exploration work program is approximately $30,000. This is composed of approximately $8,500 for geological mapping, $8,500 for geochemical sampling, $3,000 for geophysical surveying, $4,500 for analysis, $4,000 for reports, and $1,500 for related travel costs. We estimate it will take up to 20 days to complete the program. We estimate our working capital requirements associated with the conduct of our exploration program to be $2,000. This is comprised of $1,000 for accounting, $750 for office and $250 for filing.

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

Liquidity and Capital Resources

We have completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement. The offer closed June 18, 2007. We are proceeding with the exploration of the property, using the funds raised from our offering. However, additional funds may be required to complete our initial business plan. We may have to find alternative sources, such as a second public offering, a private placement of securities or loans from our officers or others.

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, has been advancing funds as needed prior to the completion of the public offering and Mr. Birch, our President has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $33,788 to date. At the present time, we have not made any arrangements to raise additional cash. We believe the funds raised in our current offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

In May, 2005, we entered into an agreement under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years. The property is registered in the name of Mr. Birch, our President, who holds the property in trust for the Company. All payments required to be paid on the property to date have been paid. The exploration work program required to be performed to date has been paid for and is in the process of being carried out by the Company's geologist, Mr. Warner Gruenwald, P. Geo.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500. All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering. Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $33,788 for legal fees, audit fees, mineral property acquisition and working capital. The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

Item 3. Controls and Procedures.

On June 30, 2007, Okana carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana's disclosure controls and procedures were effective.

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

OKANA VENTURES, INC.

August 14, 2007                                                       /s/ Ronnie Birch

Date                                                                      RONNIE BIRCH, PRESIDENT