Form 10QSB
period 2007-09-30
Okana Ventures, Inc.
filed 2007-11-13
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

OKANA VENTURES, INC.

NEVADA	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7071 Jasper Drive

Vernon, British Columbia

Canada V1H 1P2

(Address of principal executive offices)

(250) 545 - 0383

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2007, the Company had 3,350,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS – UNAUDITED

SEPTEMBER 30, 2007 AND 2006

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

         Page no.

Condensed Balance Sheet as of September 30, 2007

1

Condensed Statements of Operations and Comprehensive Loss for
the Nine and Three Months Ended September 30, 2007 and 2006
with Cumulative Totals Since Inception

2

Condensed Statements of Cash Flows for the Nine Months Ended

 September 30, 2007 and 2006 with Cumulative Totals Since Inception

3

Notes to Condensed Financial Statements

 4-10

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2007

 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$ 227
Prepaid expenses	6,173

Total Current Assets	6,400

TOTAL ASSETS	$ 6,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	2,294
Notes payable to stockholder	31,837

Total Current Liabilities	34,131

Total Liabilities	34,131

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335
Additional paid-in capital	68,746
Cumulative currency translation gain or (loss)	(1,123)
Deficit accumulated during the development stage	(95,689)

Total Stockholders' Equity (Deficit)	(27,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,400

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		May 9, 2005 to
	2007	2006	2007	2006	September 30, 2007

INCOME
Operating revenues	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Speculative mining expenses	32,352	7,278	8,539	-	43,514
Professional fees	11,958	4,800	3,419	4,800	24,665
Administrative expenses	21,338	1,953	17,104	699	25,448
Total Operating Expenses	65,648	14,031	29,062	5,499	93,627

OTHER INCOME AND (EXPENSE)
Interest, net	(1,130)	(495)	(479)	(242)	(2,062)

Total other income and (expense)	(1,130)	(495)	(479)	(242)	(2,062)

NET LOSS APPLICABLE TO COMMON SHARES	$ (66,778)	$ (14,526)	$ (29,541)	$ (5,741)	$ (95,689)

Foreign currency translation adjustment	(647)	(335)	15	-	(1,123)

COMPREHENSIVE LOSS	$ (67,425)	$ (14,861)	$ (29,526)	$ (5,741)	$ (96,812)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.04)	$ (0.06)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,692,491	248,168	3,350,000	588,859

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	JUNE 30,		May 9, 2005
	2007	2006	to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (66,778)	$ (14,526)	$ (95,689)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,149	495	2,081
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(4,030)	(4,200)	(6,173)
Increase (decrease) in accounts payable and
accrued expenses	958	45	2,294
Total adjustments	(1,923)	(3,660)	(1,798)

Net cash (used in) operating activities	(68,701)	(18,186)	(97,487)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	50,000	15,500	67,000
Increase (decrease) in notes payable to stockholders	14,732	11,373	31,837

Net cash provided by financing activities	64,732	26,873	98,837

GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION	(647)	(335)	(1,123)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(4,616)	8,352	227

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,843	1,258	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 227	$ 9,610	$ 227

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgivness of interest on stockholder notes payable to additional
paid-in capital	$ 1,149	$ 495	$ 2,081

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Okana Ventures, Inc., (the Company) was incorporated on May 9, 2005, under the laws of the State of Nevada.  The business purpose of the Company is to acquire and develop mineral properties.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $227 in cash and cash equivalents as of September 30, 2007.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

	NINE MONTHS ENDED SEPTEMBER 30, 2007	NINE MONTHS ENDED SEPTEMBER 30, 2006	THREE MONTHS ENDED SEPTEMBER 30, 2007	THREE MONTHS ENDED SEPTEMBER 30, 2006

Net income (loss)	$ (66,778)	$ (14,526)	$ (29,541)	$ (5,741)

Weighted average common shares
outstanding (basic)	1,692,491	248,168	3,350,000	588,859

Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares
outstanding (diluted)	1,692,491	248,168	3,350,000	588,859

Net loss per share (basic and diluted)	$ 0.040	$ 0.059	$ 0.009	$ 0.010

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  Management is assessing the potential impact on its financial condition and results of operations.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on May 9, 2005 and has not yet realized any revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and development costs are expensed as incurred.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Mineral Acquisition and Exploration Costs (Continued)

When it has been determined that a mineral property can be economically developed as a result of proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through September 30, 2007 of approximately $95,689 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $28,707 were offset by the valuation allowance.  For the three months ended September 30, 2007 the allowance increased by approximately $8,862.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2007 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS

On May 27, 2005, the Company entered into an agreement (the Agreement) to purchase an undivided interest in mineral claims on property located in Canada (the Property) for  $40,000 CAD.  Due to the uncertainty of fluctuating exchange rates, payments on the Property are stated in CAD as follows:

Upon signing of the Agreement and transfer of title (paid)

$

5,000

On or before May 27, 2006 (paid)

 5,000

On or before May 27, 2007 (paid)

 10,000

On or before May 27, 2008

20,000

-----------

TOTAL

 $

40,000

======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors.  $30,000 CAD of the exploration work is to be performed or an equivalent cash payment made therefore by May 27, 2007.  That requirement has been met.  If the exploration

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the nine months ended September 30, 2007, the Company made  payments of $38,348 CAD on the property bringing total payments made during the period of May 9, 2005, (inception) to September 30, 2007, to $51,527 CAD.  The Company has paid a total of $31,528 CAD in exploration work or cash in lieu of work since inception.  However, as of September 30, 2007, $6,129 was yet to be performed.

NOTE 6 -

PREPAID EXPENSES

As of September 30, 2007, the Company had paid $25,000 CAD for exploration work to be done.  However, only $18,871 CAD of the work had been completed and invoiced.  The balance of  $6,129 CAD, converted as $6,173 USD, is reported as a prepaid expense.

NOTE 7 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at 0% interest.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $1,149 in interest expense during the nine months ended September 30, 2007, bringing the total to $2,081 since inception, May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of September 30, 2007, the Company owed to the stockholder $23,075 USD-denominated and $8,700 CAD-denominated notes, valued at $8,762 USD, for a total of $31,837 USD.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of September 30, 2007.  The $1,123 cumulative effect of change in exchange rates from the acquisition dates of CAD-denominated assets and liabilities to the report date is reported as a Cumulative Currency Translation Adjustment.

NOTE 9 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has an operating deficit since its inception, is in the exploration stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2006, audited financial statements.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We have raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  We believe the funds raised, together with the loans and purchase of shares by the directors ($31,837 in loans and $17,000 in share purchases) will provide us with funds to operate for the next twelve months.

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

In January, 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the property in October, 2006.  This small work program cost $4,984 and was part of our initial exploration work program of $30,000 that we are currently carrying out.  The results of this preliminary exploration work were utilized to determine the nature and extent of the balance of our overall work program.

We commenced the balance of our initial exploration program in June, 2007, which consists of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work was focused on prospecting the numerous new roads and clear cuts to see if such activity had exposed previously covered bedrock.  Areas of alteration, fault zones and especially quartz veining

(float or in situ) were explored by establishing grids along which soil sampling will be conducted.  Streams were sampled by collecting silt and heavy mineral concentrates.  The soil samples are being analyzed to determine if elevated amounts of minerals are present.  The results will be plotted on a map to determine where the elevated areas of mineralization occur.  Rock sampling and geological mapping and prospecting were done by competent professionals.  Preliminary geophysical surveying was also  done to try and locate anomalies which may be caused by mineralization not evident on the surface. Our samples have been sent to registered assayers in Vancouver, British Columbia. Based upon the results of the exploration, management will determine, in consultation with our consultants, if the property warrants further exploration work.  Management will not receive fees for these services.  The proceeds from our offering are designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald.  Additional funding will be required to take the property to a more advanced stage of exploration.

The cost of the initial exploration work program is approximately $30,000.  This is composed of approximately $8,500 for geological mapping, $8,500 for geochemical sampling, $3,000 for geophysical surveying, $4,500 for analysis, $4,000 for reports, and $1,500 for related travel costs.  We estimate it will take up to 90 days to complete the analysis portion of the program. We estimate our working capital requirements associated with the conduct of our exploration program to be $2,000.  This is comprised of $1,000 for accounting, $750 for office and $250 for filing.

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

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, has been advancing funds as needed prior to the completion of the public offering and Mr. Birch, our President has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon.  There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $31,837 to date.  At the present time, we have not made any arrangements to raise additional cash. We believe the funds raised in our current offering, together with the loans advanced, will allow the company to operate for a minimum of one year.  Other than as described in this paragraph, we have no other financing plans.

In May, 2005, we entered into an agreement under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years.  The property is registered in the name of Mr. Birch, our President, who holds the property in trust for the Company.  All payments required to be paid on the property to date have been paid.  The exploration work program required to be performed to date has been paid for and is in the process of being carried out by the Company’s geologist, Mr. Warner Gruenwald, P. Geo.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $31,837 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

Item 3. Controls and Procedures.

On September 30, 2007, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

Okana also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

PART II — OTHER INFORMATION

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

November 13, 2007

                /s/ Ronnie Birch

Date

RONNIE BIRCH, PRESIDENT