Form 10KSB
period 2007-12-31
Okana Ventures, Inc.
filed 2008-03-19
CIK 1378076

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OKANA VENTURES, INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	333-138146	20-2881151
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

7071 Jasper Drive

Vernon, British Columbia

Canada, V1H 1P2

(250) 545-0383

(Address and telephone number of principal executive offices)

Nevada Corporate Headquarters, Inc.

#700 – 101 Convention Center Drive

Las Vegas, Nevada 89109

(702) 873-3488

(Name, address and telephone numbers of agent for service)

Securities registered under Section 12(b) of the Act:

Title of Class:

Common Stock

Securities registered under Section 12(g) of the Act:

None

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

Yes [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X ] Yes     [  ] No

Revenues for the fiscal year ended December 31, 2007 were:

nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2007:   The Company’s common stock is not currently traded.

Number of shares of common stock, $0.0001 par value per share, of the registrant outstanding as of December 31, 2007: 3,350,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format   Yes [  ]    No [X]

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Okana Ventures, Inc. (“Okana” or “the Company”) was incorporated on May 9, 2005, in the State of Nevada.  We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct exploration activities on one property.  Recorded title to the property upon which we intend to conduct exploration activities is not held in our name.  Title to the property is recorded in the name of Ronnie Birch, our president, who holds the property in trust for Okana.   This property is located in British Columbia, Canada, and consists of three (3) mining claims, comprising 722.655 hectares.  We intend to explore for gold on the property.

To date we have performed limited exploration work on the property.  We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit exists in the property until further exploration is completed and a comprehensive evaluation determines if it has economic feasibility.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Our business is subject to the risks inherent with a natural resource based company in its early exploration stage of development.  These risks include, but are not limited to: limited capital resources; limited industry operating experience; possible delays due to weather, manpower and equipment shortage and regulatory processing practices; possible cost overruns due to price increases in services, supplies and equipment; and the general speculative nature of exploring a raw mineral property for minerals.

At the present, we have no employees and three officers and directors, each of whom plan to devote only four hours per week to our operations.

The Company’s common stock has been assigned the ticker symbol OKVN and has been approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”).  However, no trading market has developed.

Our administrative office is located at 7071 Jasper Drive, Vernon, British Columbia, Canada V1H 1P2 and our telephone number is (250) 545-0383.  Our registered statutory office is located at #700—101 Convention Center Drive, Las Vegas, Nevada 89109.  Our fiscal year end is December 31.  Our mailing address is 7071 Jasper Drive, Vernon, British Columbia, Canada V1H 1P2.

ITEM 2.

PROPERTIES

We have our corporate offices at 7071 Jasper Drive, Vernon, British Columbia, Canada, V1H 1P2.  This space is provided rent free by one of our officers.

On May 27, 2005, we entered into an agreement to purchase a mineral property, known as the “Westmoreland Property”, comprising three (3) mining claims located in British Columbia, Canada, from Roger William MacInnis and Warner Gruenwald, jointly, both of whom are non-affiliated third parties.  The purchase price for the Westmoreland Property is CAD $40,000 and is payable in staged payments to Messrs. MacInnis and Gruenwald consisting of:  CAD $5,000 on signing, CAD $5,000 one year from signing, CAD $10,000 two years after signing, all of which payments have been made, and a final payment on the third anniversary of signing of CAD $20,000.  In addition, we are required to make property exploration expenditures of CAD $60,000 over a four year period, with CAD $30,000 of exploration expenditures to be performed by the second anniversary date.  We can, in our sole discretion, pay cash to Messrs. MacInnis and Gruenwald in lieu of performing part or all of the CAD $60,000 exploration expenditures.  We are also required to pay a royalty of 2% on all mineral commodities sold from the claim.  This royalty can be reduced to 1% at any time upon payment of CAD $500,000.  In the event we default in making any cash payments or exploration expenditures as required under the purchase agreement, and such default continues for 30 days after notice to Okana, or if Okana has given the vendors 30 days notice of its intention to terminate the agreement, the mineral property will revert back to the vendors.

On March 29, 2006, we paid a CAD $3,180 maintenance fee to the Government of British Columbia on the mineral property.  This payment was made in order to maintain the mineral property in good standing until we were able to perform exploration work on the mining property that could be credited toward future required maintenance fees.  This payment also qualified as an exploration expenditure under the terms of our agreement for the purchase of the Westmoreland Property.

In January 2007, we acquired an additional mineral claim of approximately 185 hectares that is adjacent to the Westmoreland Property.  This additional mineral claim became available and was staked by Mr. Gruenwald, who, under the terms of our original agreement to purchase the Westmoreland Property, is required to transfer, without charge, any mineral claim acquired subsequent to the agreement, and within 10 kilometers of the Westmoreland Property, to the Company.

In October 2006, a small work program of CAD $4,980 was carried out on the Westmoreland Property, and an assessment report was filed for this exploration work with the Government of British Columbia in January 2007.  This assessment work was credited toward maintenance fees on all of our mineral properties.  All of our mineral properties are currently in good standing until October 31, 2008.  A further work program of CAD $22,306 was carried out on the mineral properties in the summer of 2007.

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

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock does not currently trade on any exchange.

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Company’s Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.0001.  The stockholders: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, Bylaws of the Company, and any amendments thereto, attached as exhibits to the Company’s previously filed SB-2.  As of December 31, 2007, the Company had 3,350,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2007, no share purchase warrants were outstanding.

Share Purchase Options

At December 31, 2007, there were no share purchase options outstanding.

Dividends.

The Company does not currently intend to pay cash dividends.  The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate.  Because the Company does not intend to make cash distributions, shareholders would need to sell their shares to realize a return on their investment.  There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company.  A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so.  The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company has changed its registrar and stock transfer agent from Pacific Stock Transfer Company to Island Stock Transfer, of Suite 104N, 100 Second Avenue South, St. Petersburg, Florida, 33701, effective September 21, 2007.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We have raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($34,555 in loans and $17,000 in share purchases) have provided us with sufficient funds to complete our initial exploration work program.

We have been conducting research in the form of exploration of the property.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in southern British Columbia, Canada, approximately 29 kilometers west of the City of Vernon.  Access to the property is by paved highway and logging roads.  Portions of the property have clear areas due to recent logging and much of the property is covered by a network of logging roads.  No improvements are necessary for exploration activities.

Our exploration objective is to find an ore body containing gold.  We must conduct exploration to determine what amount of minerals, if any, exist on our property, and if any minerals which are found can be economically extracted and profitably processed.  Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can not predict what the costs will be until we find mineralized material.  Until we find enough mineralized material that is economically feasible to remove, we will have to raise additional funds to continue our exploration of the property.  If we decide to continue our exploration of the property, we will try to raise additional funds from a second public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money.

To our knowledge, the property has never been mined.  Based on a filed British Columbia assessment report (Assessment Report #17870), there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Westmoreland property in 1988 by Getchell Resources; however, we know of no follow-up work on that portion of the property or any work on the balance of the Westmoreland property.  The property was claimed by Roger William MacInnis and Warner Gruenwald, jointly, and was examined and reported on by Mr. Gruenwald, Professional Geologist, before being acquired by us.

In January 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the property in October, 2006.  This small work program cost $4,984, and was part of our initial exploration work program of $30,000 that we have subsequently carried out.  The results of that preliminary exploration work were utilized to determine the nature and extent of the balance of our overall work program.

We commenced the balance of our initial exploration program in June, 2007, which consisted of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work was focused on prospecting the numerous new roads and clear cuts to see if such activity had exposed previously covered bedrock.  Areas of alteration, fault zones and especially quartz veining (float or in situ) were explored by establishing grids along which soil sampling will be conducted. Streams were sampled by collecting silt and heavy mineral concentrates.  Our samples were sent to registered assayers in Vancouver, British Columbia.  These samples were analyzed to determine if elevated amounts of minerals were present.  The results have since been plotted on a map to determine where the elevated areas of mineralization occur.  Preliminary geophysical surveying was also done to try and locate anomalies which may be caused by mineralization not evident on the surface. The soil and rock sampling, geological mapping and prospecting were done by competent professionals.  The results of the exploration work have recently been summarized in an Assessment Report prepared for the Company by our geologist, Mr. Gruenwald.  We are currently reviewing these results.  Based upon this review, management will determine, in consultation with Mr. Gruenwald, if the property warrants further exploration work.  Management will not receive fees for these services.  The proceeds from our offering were designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Gruenwald.  Additional funding will be required if we determine that the property should proceed to a more advanced stage of exploration.

We do not intend to hire any employees at this time.  Any further work on the property will be conducted by unaffiliated independent contactors that we will hire.  Depending on the extent of exploration we decide to undertake, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

Liquidity and Capital Resources

We completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement.  The offer closed June 18, 2007.  We have recently completed our initial exploration work on the property, using the funds raised from our offering.  However, additional funds will be required if we decide to proceed further with our initial business plan.  We will have to find alternative sources, such as a second public offering, a private placement of securities or loans from our officers or others.

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, has agreed to advance funds as needed to maintain our operations while we determine the extent of any further exploration and until we are able to obtain any additional funding that may be required as a result thereof.  Mr. Birch, our President, has agreed to pay the cost of reclamation of the property should the need arise.  There are no written agreements covering these loans, and the loans are payable on demand without interest  Mr. Upham has advanced $34,555 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we have no other immediate financing plans.

In May 2005, we entered into an agreement under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years.  We acquired an additional mineral claim in January 2007, at nil cost, as a result of the terms of our May 2005, agreement.  All of our property is registered in the name of Mr. Birch, our President, who holds the property in trust for the Company.  All payments required to be paid on the property to date have been paid.  The exploration work program required to be performed on the property to date has been paid for and has been carried out by the Company’s geologist, Mr. Warner Gruenwald, P. Geo.  Our property is in good standing until October 31, 2008, and we have additional assessment work available to apply against future maintenance fee requirements for our property for approximately three more years thereafter.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.  Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $34,555 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

ITEM 7.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD OF MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2007

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND THE PERIOD OF MAY 9, 2005 TO DECEMBER 31, 2007

                  Page(s)

     Report of Independent Registered Public Accounting Firm                                           1

     Balance Sheets as of December 31, 2007 and 2006

   2

    Statements of Operations and Comprehensive Loss for the Years Ended

       December 31, 2007 and  2006 with Cumulative Totals Since Inception

       3

    Statement of Changes in Stockholders’ Deficit for the Period May 9,

       2005 (Inception) to December 31, 2007

     4

    Statements of Cash Flows for the Years Ended December 31, 2007

  and 2006 with Cumulative Totals Since Inception

      5

    Notes to Financial Statements

     6-12

Child,
Van Wagoner &
Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Okana Ventures, Inc.
Vernon, British Columbia
Canada

We have audited the accompanying balance sheets of Okana Ventures, Inc. (an exploration stage company) (the Company) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for the years ended December 31, 2007 and 2006, and for the period of May 9, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period of May 9, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 14, 2008

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King's Road
North Point, Hong Kong

www.cpaone.net

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	December 31,	December 31,
	2007	2006
Current Assets

Cash and cash equivalents	$ 315	$ 4,843
Prepaid expenses	2,382	2,143

Total Current Assets	2,697	6,986

TOTAL ASSETS	$ 2,697	$ 6,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts payable	$ 3,802	$ 1,336
Notes payable - stockholder (note 6)	34,555	17,105

Total Current Liabilities	38,357	18,441

Total Liabilities	38,357	18,441

STOCKHOLDERS' DEFICIT

Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 and 850,000, respectively, issued and outstanding	335	85
Additional paid-in capital	69,260	17,847
Cumulative other comprehensive loss	(1,111)	(476)
Deficit accumulated during the pre-exploration and exploration stages	(104,144)	(28,911)

Total Stockholders' Deficit	(35,660)	(11,455)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,697	$ 6,986

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER  31, 2007 AND 2006

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year ending		Cumulative Total
			From Inception,
	December 31,		May 9, 2005, to
	2007	2006	December 31, 2007

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Speculative mining expenses	36,263	7,215	47,424
Professional fees	15,684	12,707	28,391
Administrative expenses	21,608	1,919	24,447
Taxes and licenses	-	175	175
Total Operating Expenses	73,555	22,016	101,534

OTHER (EXPENSE)
Interest, net	(1,678)	(751)	(2,610)
Total Other (Expense)	(1,678)	(751)	(2,610)

NET LOSS APPLICABLE TO COMMON SHARES	$ (75,233)	$ (22,767)	$ (104,144)

Foreign currency translation adjustment	(635)	(134)	(1,111)

COMPREHENSIVE LOSS	$ (75,868)	$ (22,901)	$ (105,255)

NET LOSS PER BASIC AND DILUTED SHARE	$ (0.036)	$ (0.057)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,110,274	399,863

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Deficit accumulated	Cumulative Currency	Stockholders'
	Shares	Amount	Paid-in Capital	during the pre--	Translation	Deficit
				exploration stage	Adjustment
May 9, 2005 (Inception)	-	-	-	-		-
Issuance of common stock for cash,
May 10, 2005	75,000	$ 8	$ 1,492	$ -	$ -	$ 1,500
Interest expense - related party (note 6)	-	-	181	-	-	181
Less net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash,
July 31, 2006	775,000	77	15,423	-	-	15,500
Interest expense - related party (note 6)	-	-	751	-	-	751
Less net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash,
June, 2007	2,500,000	250	49,750	-	-	50,000
Interest expense - related party (note 6)	-		1,663	-	-	1,663
Less net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	$ 335	$ 69,260	$ (104,144)	$ (1,111)	$ (35,660)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, May 9, 2005
	2007	2006	to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (75,233)	$ (22,767)	$ (104,144)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest expense - related party	1,663	751	2,595

Changes in operating assets and liabilities
(Increase) in prepaid expenses	(239)	(2,143)	(2,382)
Increase in accounts payable	2,466	1,336	3,802

Net cash used in operating activities	(71,343)	(22,823)	(100,129)

CASH FLOWS FROM INVESTING ACTIVITES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related party	19,950	11,042	37,055
Repayments of notes payable- related party	(2,500)	-	(2,500)
Sale of common stock	50,000	15,500	67,000

Net cash provided by financing activities	67,450	26,542	101,555

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(635)	(134)	(1,111)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(4,528)	3,585	315

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,843	1,258	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 315	$ 4,843	$ 315

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Okana Ventures, Inc. (the “Company”) was incorporated on May 9, 2005 under the laws of the State of Nevada.  The business purpose of the Company is to acquire and develop mineral properties.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $315 in cash and cash equivalents as of December 31, 2007.

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

DECEMBER 31, 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2007	2006

Net income (loss)	$ (75,233)	$(22,767)	$ (8,455)	$ (8,129)

Weighted average common
shares outstanding (Basic)	2,110,274	399,863	3,350,000	850,000

Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common
shares outstanding (Diluted)	2,110,274	399,863	3,350,000	850,000
Net loss per share
(Basic and diluted)	$ (0.036)	$ (0.057)	$ (0.003)	$ (0.010)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Non-controlling Interests in Consolidated Financial Statements”, an Amendment of ARB No. 51. SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but once adopted it is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively.  Management is currently evaluating the impact of adopting SFAS No. 141R on its financial reporting.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS no. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods and services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,”  which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  This pronouncement has no effect on the Company’s financial statements due to the short-term, cash nature of its assets and liabilities.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Mineral Acquisition and Exploration Costs

The Company continues to be in the exploration stage and has not yet realized any revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2007 of approximately $104,144 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $36,450 were offset by the valuation allowance.  For the year ended December 31, 2007 the allowance increased by approximately $26,000.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2007 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

On July 31, 2006 the Company sold 775,000 shares of its common stock at $.02 per share for $15,500 cash for working capital.

During June, 2007 the Company sold 2,500,000 of its shares at $.02 per share for $50,000.  The proceeds were used for working capital and to fund its operating plan.

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS

On May 27, 2005 the Company entered into an agreement (the “Agreement”) to purchase an undivided interest in mineral claims on property located in Canada (the Property) for $40,000 CAD.  Due to the uncertainty of fluctuating exchange rates, payments on the Property are stated in CAD as follows:

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

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the year ended December 31, 2007 the Company made payments on the property of $10,000 CAD, bringing total property payments made during the period of May 9, 2005 (inception) to December 31, 2007 to $20,000 CAD, recorded as $17,900 USD .  In the same period, the Company has paid $3,180 CAD, recorded as $2,720 USD for fees in lieu of exploration work, and $28,510 CAD for actual exploration work, recorded as $26,804 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $1,663 in interest expense during the year ended December 31, 2007, bringing the total to $2,595 since inception, May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of December 31, 2007 the Company owed $34,555 to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of December 31, 2007.  The $1,111 effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the exploration stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 8 -

GOING CONCERN (CONTINUED)

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the Company’s independent auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

On December 31, 2007, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

ITEM 8B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Ronnie Birch	60	President, Chief Executive Officer, Director	5/9/05
Michael Upham	52	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Director	5/9/05
Mervyn Weiss	61	Director	5/9/05

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

Michael Upham has been our secretary, treasurer, chief financial officer and chief accounting officer since inception.  Mr. Upham was also a director of Beeston Enterprises Ltd., a developing company in the health service industry, from September 1999 to May 2005.  Mr. Upham has been in the retail sales and marketing sector for over 35 years.  He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977.  In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985.  In 1986, he became district sales manager for Playtex Canada Ltd.  Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he holds to this date.  Mr. Upham is prepared to devote 10% of his time, or approximately four hours per week, to our operations.

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

None of Okana’s directors or executive officers have been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

There are no family relationships between any of the Company’s officers and directors.

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded (shares)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ronnie Birch	President, CEO, Director	2006 2007	- -	- -	- -	- -	- -	- -	- -

Michael Upham	Secretary, Treasurer, CFO, CAO, Director	2006 2007	- -	- -	- -	- -	- -	- -	- -

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2007.

Summary of Options Grants

We did not grant any stock options to any executive officer or director during the year ended December 31, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, Okana had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company.  Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Ronnie Birch 7071 Jasper Drive Vernon B.C. Canada V1H 1P2	300,000	8.95
Common	Michael Upham 87 Cranleigh Green S.E. Calgary, Alberta, Canada T3M 1J2	300,000	8.95
Common	Mervyn Weiss 5884 C Beach Avenue Peachland, B.C., Canada V0H 1X7	250,000	7.47
Common	Officers and Directors as a Group (3)	850,000	25.37%

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

2006:

$5,000

2007:

$5,500

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$1,500

2007:

$6,600

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$0

2007:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTRES, INC.

Date:

March 17, 2008

/s/ Ronnie Birch

Ronnie Birch, President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronnie Birch	/s/ Michael Upham
Ronnie Birch	Michael Upham
President, CEO, Director	Secretary, Treasurer, CFO, Director
Date:	Date: