Form 10-Q
period 2008-03-31
Okana Ventures, Inc.
filed 2008-05-15
CIK 1378076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported):

April 18, 2008

OKANA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-138146	20-2881151
(State of Incorporation)	(Commission File No.)	(Tax ID No.)

7071 Jasper Drive

Vernon, B.C. Canada V1H 1P2

(Address of principal executive offices)

Registrant’s Telephone Number, including area code:

_________________________________________

(Former name or former address, if changed since last report)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligations of the registrant under any of the following provisions (see General Instruction A.2. below).

[ ]  Written Communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)

[ ]  Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)

[ ]  Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

[ ]  Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR240.13e-4(c)).

Item 1.02 Termination of a Material Definitive Agreement

On May 27, 2005, we entered into an agreement to purchase a mineral property, known as the “Westmoreland Property”, comprising three (3) mining claims located in British Columbia, Canada, from Roger William MacInnis and Warner Gruenwald, jointly (the “Vendors”) both of whom are non-affiliated third parties.  On April 12, 2008, the Company notified the Vendors by registered mail that it was terminating the Agreement, and accordingly, the Company has no further obligations for exploration or purchase of the mineral claims that were the subject of the Agreement.  Under the terms of the Agreement, notice was considered received five (5) business days following date of mailing, or April 18, 2008, and thereafter all rights, title and interests in the property shall be transferred back to the Vendors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                /s/ Ronnie Birch

Ronnie Birch, President