Form 10-Q/A
period 2008-03-31
Okana Ventures, Inc.
filed 2008-05-29
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ]  (Do not check if a smaller reporting company)

Smaller reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008, the Company had 3,350,000 issued and outstanding shares of its common stock.

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 (the “Amendment”) is filed solely to include Exhibits 31.1 and 31.2. Due to a technical error, Exhibit 32 was inadvertently omitted from the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “Original Filing”). Each certification, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

May 29, 2008

/s/ Ronnie Birch

Date

RONNIE BIRCH, PRESIDENT