Form 10-Q/A
period 2008-03-31
Okana Ventures, Inc.
filed 2008-05-29
CIK 1378076

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

MARCH 31, 2008 AND 2007

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

         Page no.

     Condensed Balance Sheets as of March 31, 2008 (unaudited)

             And December 31, 2007 (audited)

1

     Condensed Statements of Operations and Comprehensive Loss

             for the Three Months Ended March 31, 2008 and 2007

                        with Cumulative Totals Since Inception

    2

     Condensed Statements of Cash Flows for the Three Months Ended

 March 31, 2008 and 2007 with Cumulative Totals Since Inception

 3

     Notes to Condensed Financial Statements

 4-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

ASSETS
	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$ 254	$ 315
Prepaid expenses	2,284	2,382
Total Current Assets	2,538	2,697

TOTAL ASSETS	$ 2,538	$ 2,697

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 5,838	$ 3,802
Notes payable to stockholder	41,005	34,555

Total Current Liabilities	46,843	38,357

Total Liabilities	46,843	38,357

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	69,863	69,260
Cumulative other comprehensive loss	(730)	(1,111)
Deficit accumulated during the pre-exploration and exploration stages	(113,773)	(104,144)

Total Stockholders' (Deficit)	(44,305)	(35,660)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 2,538	$ 2,697

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005 (Inception)
	2008	2007	to March 31, 2008

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ 1,097
Mineral property costs	-	4,984	47,424
Professional fees	8,355	3,645	36,746
Administrative expenses	626	130	25,073
Taxes and licenses	-	-	175
Total Operating Expenses	8,981	8,759	110,515

OTHER INCOME AND (EXPENSE)
Interest, net	(648)	(284)	(3,258)

Total other income and (expense)	(648)	(284)	(3,258)

NET LOSS APPLICABLE TO COMMON SHARES	$ (9,629)	$ (9,043)	$ (113,773)

Foreign currency translation adjustment	381	(72)	(730)

COMPREHENSIVE LOSS	$ (9,248)	$ (9,115)	$ (114,503)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	850,000

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005 (Inception)
	2008	2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,629)	$ (9,043)	$ (113,773)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	603	284	3,198
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	98	2,143	(2,284)
Increase (decrease) in accounts payable and
accrued expenses	2,036	(654)	5,838
Total adjustments	2,737	1,773	6,752

Net cash (used in) operating activities	(6,892)	(7,270)	(107,021)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Increase in notes payable to stockholders	6,450	2,997	41,005

Net cash provided by financing activities	6,450	2,997	108,005

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	381	(72)	(730)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(61)	(4,345)	254

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	315	4,843	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 254	$ 498	$ 254

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest			$ -
Cash paid for taxes			$ -

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $254 in cash and cash equivalents as of March 31, 2008.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

		THREE MOS.	THREE MOS.
		ENDED	ENDED
		MARCH 31,	MARCH 31,
		2008	2007
Net income (loss)		$ (9,629)	$ (9,043)
Weighted average
common shares
outstanding (Basic)		3,350,000	850,000
	Options	-	-
	Warrants	-	-
Weighted average
common shares
outstanding (Diluted)		3,350,000	850,000
Net loss per share
(Basic and Diluted)		$ (0.287)	$ (1.064)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stage since its formation on May 9, 2005 and has not yet realized any revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and development costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through March 31, 2008 of approximately $113,773 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $34,132 were offset by the valuation allowance.  For the three months ended March 31, 2008 the allowance increased by approximately $2,889.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2008, the Company has 100,000,000 shares of common stock, par value $.0001, authorized and 3,350,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005, the Company sold 75,000 shares of its common stock at $.02 per share for $1,500 cash to provide initial working capital.

Common Stock (Continued)

On July 31, 2006, the Company sold 775,000 shares of its common stock at $.02 per share for $15,500 cash for working capital.

During June of 2007 the Company completed the sale of 2,500,000 shares at a price of $.02 per share for a total of $50,000.  The proceeds were used for working capital and to fund its operating plan.

The $114,503 comprehensive loss as of March 31, 2008, less the $67,000 cash received for stock and $3,198 imputed interest on loans from stockholders, yields a stockholders’ deficit of $44,305.

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

     -----------

TOTAL

    $ 40,000

     ======

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors.  $30,000 CAD of the exploration work was to be performed or an equivalent cash payment made therefore by May 27, 2007.  That requirement has been met.  If the exploration results in the discovery of mineral commodities, the Company is required to pay a royalty of 2.0% on all mineral commodities sold from production on the Property.  The royalty may be reduced to 1.0% upon payment of $500,000 CAD to the vendors at any time.  The Company is also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filings associated with the Property.

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

During the three months ended March 31, 2008, the Company made no payments  on the property, leaving total payments made during the period of May 9, 2005, (inception) to March 31, 2008, at $20,000 CAD for the lease, $28,510 CAD for actual exploration work, and $3,180 CAD for fees in lieu of exploration work.  Thus the Company has paid a total of $31,690 CAD in exploration work or cash in lieu of work since inception.  As of March 31, 2008, the sum of $2,337 CAD remains available for the performance of future exploration work.

NOTE 6 -

PREPAID EXPENSES

As of March 31, 2008, the Company had made a payment of $25,000 CAD for exploration work to be done.  However, only $22,663 CAD of the work had been completed and invoiced.  The balance of $2,337 CAD, converted as $2,284 USD, is reported as a prepaid expense.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at 0% interest.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $603 in interest expense during the three months ended March 31, 2008, bringing the total to $3,198 since inception, May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of March 31, 2008, the Company owed to the stockholder $25,075 USD-denominated and $16,300 CAD-denominated notes, valued at $15,930 USD, for a total of $41,005 USD.

NOTE 8 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of March 31, 2008.  The $730 cumulative loss due to changes in exchange rates from the acquisition dates of CAD-denominated assets and liabilities to the report date is reported as a Cumulative Other Comprehensive Loss.

NOTE 9 -

SUBSEQUENT EVENT

On April 12, 2008, the Company gave written notice of termination of the current agreement to purchase an individual interest in mineral claims on property located in Canada.  The notice became effective on April 18, 2008.  As a result, the Company has no further obligations for exploration or purchase of those mineral claims.  The Company plans to evaluate other properties for future acquisition and exploration.

NOTE 10 -

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2007, audited financial statements.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We have raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($41,005 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

We have been conducting research in the form of exploration of the property.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in southern British Columbia, Canada, approximately 29 kilometers west of the City of Vernon.  Access to the property is by paved highway and logging roads.  Portions of the property have clear areas due to recent logging and much of the property is covered by a network of logging roads.  No improvements were necessary for exploration activities.

Our exploration objective is to locate a mineral deposit that is determined to be commercially viable to mine.  We must conduct exploration to determine what amount of minerals, if any, exist on a mineral property and if any minerals are found, if they can be economically extracted and profitably processed.  Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can not predict what the costs will be until we find mineralized material.  If we do find mineralized material we may have to raise additional funds to continue our exploration.  If we have not raised enough money to continue our exploration, we will try to raise additional funds from additional public offerings, private placements or loans.  At the present time, we have not made any plans to raise additional money.

To our knowledge, the mineral property upon which we carried out our initial exploration program has never been mined.  Based on a filed British Columbia assessment report (Assessment Report #17870) there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Westmoreland property in 1988 by Getchell Resources; however, we know of no follow-up work on that portion of the property or any work whatsoever on the balance of the Westmoreland property.  The property was claimed by Roger William MacInnis and Warner Gruenwald, jointly, and was examined and reported on by Mr. Gruenwald, Professional Geologist, before being acquired by us.

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

We commenced the balance of our initial exploration program in June, 2007, which consisted of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work was focused on prospecting the numerous new roads and clear cuts to see if such activity had exposed previously covered bedrock.  Areas of alteration, fault zones and especially quartz veining

(float or in situ) were explored by establishing grids along which soil sampling was conducted.  Streams were sampled by collecting silt and heavy mineral concentrates.  The soil samples were analyzed to determine if elevated amounts of minerals were present.  The results were then plotted on a map to determine where the elevated areas of mineralization occur.  Rock sampling and geological mapping and prospecting were done by competent professionals.  Preliminary geophysical surveying was also done to try and locate anomalies which may be caused by mineralization not evident on the surface. Our samples were sent to registered assayers in Vancouver, British Columbia. Based upon the results of the exploration, management has determined, in consultation with our consultants, that the property does not warrant further exploration work.

Management has not received any fees for its services.  The proceeds from our offering were designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald.  The cost of the initial exploration work program was approximately $30,000.  Management will now seek to acquire an interest in another mineral property upon which to continue with our objective of locating a mineral deposit that is commercially viable to mine.   Additional funding will be required in order for us to acquire and carry out exploration on another mineral property.

We do not intend to hire any employees at this time.  Any future work on any property in which we acquire an interest will be conducted by unaffiliated independent contactors that we will hire.  Depending on the stage of exploration we reach on any mineral property, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

Liquidity and Capital Resources

In May, 2005, we entered into a mineral claim purchase agreement ( the “Agreement”) with Mr. MacInnis and Mr. Gruenwald under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years.  The property was registered in the name of Mr. Birch, our President, who held the property in trust for the Company.  Following management’s decision to not carry out any further exploration work on this property, we terminated the Agreement and the property was transferred back to the vendors by Mr. Birch.  Under the terms of the Agreement, we have no further obligations for exploration or purchase of the property.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our Secretary/Treasurer, has provided us with various loans totaling $41,005 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

We completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement.  The offer closed June 18, 2007.  We then proceeded with the exploration of the property, using the funds raised from our offering.  However, based on the results of our initial exploration program of work carried out on our property, we decided not to proceed any further with exploration of the property.  As a result, additional funds will now be required to continue with our initial business plan.  We will have to find alternative sources, such as a second public offering, a private placement of securities or additional loans from our officers or others in order to continue with our objective of locating a mineral deposit that is commercially viable to mine.

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors, who had advanced funds as needed prior to the completion of the public offering, will continue to advance

funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $41,005 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we have no other financing plans.

Item 3.  Quatitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

On March 31, 2008, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

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

OKANA VENTURES, INC.

May 29, 2009                                                       /s/ Ronnie Birch

Date

RONNIE BIRCH, PRESIDENT