Form 10-Q
period 2008-06-30
Okana Ventures, Inc.
filed 2008-08-19
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

OKANA VENTURES, INC.

NEVADA	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#159 – 918 16th Avenue

Calgary, Alberta

Canada T2M 0K3

(Address of principal executive offices)

(Issuer’s telephone number)

7071 Jasper Drive

Vernon, British Columbia

Canada V1H 1P2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2008, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

         Page no.

     Condensed Balance Sheets as of June 30, 2008 and

December 31, 2007

1

     Condensed Statements of Operations and Comprehensive Loss

               for the Three and Six Months Ended June 30, 2008 and 2007

                with Cumulative Totals Since Inception                                                             2

     Condensed Statements of Cash Flows for the Six Months Ended

 June 30, 2008 and 2007 with Cumulative Totals Since Inception

 3

     Notes to Condensed Financial Statements

 4-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS
	JUNE 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 207	$ 315
Prepaid expenses	-	2,382
Total Current Assets	207	2,697

TOTAL ASSETS	$ 207	$ 2,697

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 8,883	$ 3,802
Notes payable to stockholder	41,793	34,555

Total Current Liabilities	50,676	38,357

Total Liabilities	50,676	38,357

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	70,481	69,260
Cumulative other comprehensive loss	(919)	(1,111)
Deficit accumulated during the pre-exploration and exploration stages	(120,366)	(104,144)

Total Stockholders' (Deficit)	(50,469)	(35,660)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 207	$ 2,697

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		from inception,
					May 9, 2005,
	2008	2007	2008	2007	to June 30, 2008

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ -	$ -	$ 1,097
Mineral property costs	116	18,829	116	23,813	47,540
Professional fees	3,910	4,894	12,265	8,539	40,656
Administrative expenses	1,913	4,104	2,538	4,234	26,986
Taxes and licenses	-	-	-	-	175
Total Operating Expenses	5,939	27,827	14,919	36,586	116,454

OTHER INCOME AND (EXPENSE)
Interest, net	(654)	(367)	(1,303)	(651)	(3,912)

Total other income and (expense)	(654)	(367)	(1,303)	(651)	(3,912)

NET LOSS APPLICABLE TO COMMON SHARES	$ (6,593)	$ (28,194)	$ (16,222)	$ (37,237)	$ (120,366)

Foreign currency translation adjustment	(189)	(590)	192	(662)	(919)

COMPREHENSIVE LOSS	$ (6,782)	$ (28,784)	$ (16,030)	$ (37,899)	$ (121,285)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	1,683,333	3,350,000	1,266,667

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		from inception,
			May 9, 2005,
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,222)	$ (37,237)	$ (120,366)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,221	659	3,816
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	2,382	(12,379)	-
Increase (decrease) in accounts payable and
accrued expenses	5,081	(1,336)	8,883
Total adjustments	8,684	(13,056)	12,699

Net cash (used in) operating activities	(7,538)	(50,293)	(107,667)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	50,000	67,000
Notes payable to stockholders	7,546	16,683	41,793

Net cash provided by financing activities	7,546	66,683	108,793

NET INCREASE IN
CASH AND CASH EQUIVALENTS	8	16,390	1,126

Gain (loss) on foreign currency translation	(116)	(662)	(919)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	315	4,843	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 207	$ 20,571	$ 207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to
additional paid-in capital	$ 1,221	$ 659	$ 3,816

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $207 and $315 in cash and cash equivalents as of June 30, 2008 and December 31, 2007.

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

Net Income or (Loss) Per Share of Common Stock

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007
Net loss	$ (6,593)	$ (28,194)	$ (16,222)	$ (37,237)
Weighted average common shares
outstanding (basic)	3,350,000	1,683,333	3,350,000	1,266,667
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (diluted)	3,350,000	1,683,333	3,350,000	1,266,667
Net loss per share (basic and diluted)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.03)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception)

through June 30, 2008 of approximately $120,366 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $36,110 were offset by the valuation allowance.  For the three and six months ended June 30, 2008 the allowance increased by approximately $1,978 and $4,867 respectively.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2008 the Company has 100,000,000 shares of common stock, par value $.0001, authorized and 3,350,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

On July 31, 2006 the Company sold 775,000 shares of its common stock at

$.02 per share for $15,500 cash for working capital.

During June of 2007 the Company completed the sale of 2,500,000 shares at a price of $.02 per share for a total of $50,000.  The proceeds were used for working capital and to fund its operating plan.

The $121,285 comprehensive loss as of June 30, 2008, less the $67,000 cash received for stock and $3,816 imputed interest on loans from stockholders, yields a stockholders’ deficit of $50,469.

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

     -----------

TOTAL

    $ 40,000

     ======

Under the Agreement, the Company was obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors.  $30,000 CAD of the exploration work was to be performed or an equivalent cash payment made therefore by May 27, 2007.  That requirement has been met.  If the exploration resulted in the discovery of mineral commodities, the Company was required to pay a royalty of 2.0% on all mineral commodities sold from production on the Property.  The royalty may have been reduced to 1.0% upon payment of $500,000 CAD to the vendors at any time.  The Company was also responsible to maintain the mineral claims in good standing by paying all the necessary rents, taxes and filings associated with the Property.

In accordance with terms set forth in the Agreement, the Company could terminate the Agreement at any time, at which point the Company is released of all obligations and the mineral rights revert back to the vendors.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

There was no guarantee that exploration would yield mineral commodities.  Accordingly, the Company recognized as expense all Property payments made and exploration costs as incurred.

On April 12, 2008, the Company gave written notice of termination of the Agreement.  The notice became effective on April 18, 2008.  As a result, the Company has no further obligations for exploration or purchase of those mineral claims.  The Company plans to evaluate other properties for future acquisition and  exploration.

During the six months ended June 30, 2008 the Company made no payments  on the property, leaving total payments made during the period of May 9, 2005, (inception) to June 30, 2008 at $20,000 CAD for the lease.  The Company paid $118 CAD in 2008, bringing to $28,628 CAD the total for actual exploration work, and paid $3,180 CAD for fees in lieu of exploration work.  Thus the Company has paid a total of $31,808 CAD in exploration work or cash in lieu of work since inception.

NOTE 6 -

PREPAID EXPENSES

As of June 30, 2008, the Company had made a payment of $25,000 CAD for exploration work to be done.  However, only $22,781 CAD of the work had been completed and invoiced.  The balance of $2,219 CAD was returned to the Company on April 28, 2008 following termination of the mineral purchase agreement.

NOTE 7 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at 0% interest.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $1,221 in interest expense during the six months ended June 30, 2008, bringing the total to $3,816 since inception, May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of June 30, 2008, the Company owed to the stockholder $25,375 USD-denominated and $16,600 CAD-denominated notes, valued at $16,418 USD, for a total of $41,793 USD.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of June 30, 2008.  The $919 cumulative loss due to changes in exchange rates from the acquisition dates of CAD-denominated assets and liabilities to the report date is reported as a Cumulative Other Comprehensive Loss.

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

Our exploration objective is to locate a mineral deposit that is determined to be commercially viable to mine.  We must conduct exploration to determine what amount of minerals, if any, exist on a mineral property and if any minerals are found, if they can be economically extracted and profitably processed.  Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can not predict what the costs will be until we find mineralized material.  If we do find mineralized material we may not have sufficient funds to continue our exploration.  If we have not raised enough money to continue our exploration, we will have to raise additional funds from additional public offerings, private placements or loans.  At the present time, we have not made any plans to raise additional money.

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

In January, 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the property in October, 2006.  This small work program cost $4,984 and was part of our initial exploration work program of $30,000 that we carried out.  The results of this preliminary exploration work were utilized to determine the nature and extent of the balance of our overall work program.

We commenced the balance of our initial exploration program in June, 2007, which consisted of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work was focused on prospecting the numerous new roads and clear cuts to see if such activity had exposed previously covered bedrock.  Areas of alteration, fault zones and especially quartz veining (float or in situ) were explored by establishing grids along which soil sampling was conducted.  Streams were sampled by collecting silt and heavy mineral concentrates.  The soil samples were analyzed to determine if elevated amounts of minerals were present.  The results were then plotted on a map to determine where the elevated areas of mineralization occur.  Rock sampling and geological mapping and prospecting were done by competent professionals.  Preliminary geophysical surveying was also done to try and locate anomalies which may be caused by mineralization not evident on the surface. Our samples were sent to registered assayers in Vancouver, British Columbia. Based upon the results of the exploration, management determined, in consultation with our consultants, that the property did not warrant further exploration work.

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

Results of Operations

Our cash in the bank at June 30, 2008 was $207.  For the period from inception (May 9, 2005) to June 30, 2008, we had no revenues and incurred net operating losses of $120,366 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through June 30, 2008 was $108,793.

Liquidity and Capital Resources

In May, 2005, we entered into a mineral claim purchase agreement ( the “Agreement”) with Mr. MacInnis and Mr. Gruenwald under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years.  The property was registered in the name of Mr. Birch, our former President, who held the property in trust for the Company.  Following management’s decision not to carry out any further exploration work on this property, we terminated the Agreement and the property was transferred back to the vendors by Mr. Birch.  Under the terms of the Agreement, we have no further obligations for exploration or purchase of the property.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary/Treasurer, has provided us with various loans totaling $41,793 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $41,793 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

On June 30, 2008, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

August 18, 2008

                  /s/ Michael Upham

Date

MICHAEL UPHAM, PRESIDENT