Form 10-Q
period 2008-09-30
Okana Ventures, Inc.
filed 2008-11-13
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

OKANA VENTURES, INC.

NEVADA	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#159 – 918 16th Avenue

Calgary, Alberta

Canada T2M 0K3

(Address of principal executive offices)

(403) 775 – 7643

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2008, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

         Page no.

     Condensed Balance Sheets as of September 30, 2008 and

         December 31, 2007

1

     Condensed Statements of Operations and Comprehensive Loss                                              for the Three and Nine Months Ended September 30, 2008                                                          and 2007 with Cumulative Totals Since Inception      2

     Condensed Statements of Cash Flows for the Nine Months Ended

 September 30, 2008 and 2007 with Cumulative Totals Since Inception

 3

     Notes to Condensed Financial Statements

 4-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 252	$ 315
Other receivables	7,224	$ -
Prepaid expenses	-	2,382
Total Current Assets	7,476	2,697

TOTAL ASSETS	$ 7,476	$ 2,697

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 12,499	$ 3,802
Notes payable to stockholder	42,464	34,555

Total Current Liabilities	54,963	38,357

Total Liabilities	54,963	38,357

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	71,116	69,260
Cumulative other comprehensive loss	(490)	(1,111)
Deficit accumulated during the pre-exploration and exploration stages	(118,448)	(104,144)

Total Stockholders' (Deficit)	(47,487)	(35,660)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 7,476	$ 2,697

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		from inception,
					May 9, 2005, to
	2008	2007	2008	2007	September 30, 2008

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Speculative mining expenses	-	8,539	116	32,352	47,540
Professional fees	4,198	3,419	16,462	11,958	44,854
Administrative expenses	355	17,104	2,894	21,338	27,341
Taxes and licenses	-	-	-	-	175
Total Operating Expenses	4,553	29,062	19,472	65,648	121,007

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	7,224	-	7,224	-	7,224
Interest, net	(753)	(479)	(2,056)	(1,130)	(4,665)

Total other income and (expense)	6,471	(479)	5,168	(1,130)	2,559

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 1,918	$ (29,541)	$ (14,304)	$ (66,778)	$ (118,448)

Foreign currency translation adjustment	429	15	621	(647)	(490)

COMPREHENSIVE INCOME (LOSS)	$ 2,347	$ (29,526)	$ (13,683)	$ (67,425)	$ (118,938)

NET LOSS PER BASIC AND DILUTED SHARES	$ 0.00	$ (0.01)	$ (0.00)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	1,692,491

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		from inception,
			May 9, 2005, to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,304)	$ (66,778)	$ (118,448)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,856	1,149	4,451
Changes in assets and liabilities
(Increase) in accounts receivable	(7,224)	-	(7,224)
Decrease (increase) in prepaid expenses	2,382	(4,030)	-
Increase (decrease) in accounts payable and
accrued expenses	8,697	958	12,499
Total adjustments	5,711	(1,923)	9,726

Net cash (used in) operating activities	(8,593)	(68,701)	(108,722)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	50,000	67,000
Notes payable to stockholders	7,909	14,732	42,464

Net cash provided by financing activities	7,909	64,732	109,464

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(684)	(3,969)	742

Gain (loss) on foreign currency translation	621	(647)	(490)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	315	4,843	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 252	$ 227	$ 252

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to
additional paid-in capital	$ 1,856	$ 1,149	$ 4,451

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $252 and $315 in cash and cash equivalents as of September 30, 2008 and December 31, 2007, respectively.

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

Net Income or (Loss) Per Share of Common Stock

	THREE MONTHS.	THREE MONTHS.	NINE MONTHS.	NINE MONTHS.
	ENDED	ENDED	ENDED	ENDED
	SEPT. 30,	SEPT. 30,	SEPT. 30,	SEPT. 30,
	2008	2007	2008	2007
Net income or (loss)	$ 1,918	$ (29,541)	$ (14,304)	$ (66,778)
Weighted average common shares
outstanding (basic)	3,350,000	3,350,000	3,350,000	1,692,491
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (diluted)	3,350,000	3,350,000	3,350,000	1,692,491

Net loss per share (basic and diluted)	$ 0.00	$ (0.01)	$ (0.00)	$ (0.04)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception)

through September 30, 2008 of approximately $118,448 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $35,534 were offset by the valuation allowance.  For the three and nine months ended September 30, 2008, the allowance changed by approximately ($575) and $4,208, respectively.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2008 the Company has 100,000,000 shares of common stock, par value $.0001, authorized and 3,350,000 shares issued and outstanding.

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at

$.02 per share for $1,500 cash to provide initial working capital.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

On July 31, 2006 the Company sold 775,000 shares of its common stock at

$.02 per share for $15,500 cash for working capital.

During June of 2007 the Company completed the sale of 2,500,000 shares at a price of $.02 per share for a total of $50,000.  The proceeds were used for working capital and to fund its operating plan.

The $118,938 comprehensive loss as of September 30, 2008, less the $67,000 cash received for stock and $4,451 imputed interest on loans from stockholders, yields a stockholders’ deficit of $47,487.

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

During the nine months ended September 30, 2008 the Company made no payments  on the property, leaving total payments made during the period of May 9, 2005, (inception) to September 30, 2008 at $20,000 CAD for the lease.  The Company paid $118 CAD in 2008, bringing to $28,628 CAD the total for actual exploration work, and paid $3,180 CAD for fees in lieu of exploration work.  Thus the Company has paid a total of $31,808 CAD in exploration work or cash in lieu of work since inception.

NOTE 6 -

PREPAID EXPENSES

During  2008, the Company had made a payment of $25,000 CAD for exploration work to be done.  However, only $22,781 CAD of the work had been completed and invoiced.  The balance of $2,219 CAD was returned to the Company on April 28, 2008, following termination of the mineral purchase agreement, leaving $0 prepaid expenses as of September 30, 2008.

NOTE 7 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at 0% interest.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $1,856 imputed interest expense during the nine months ended September 30, 2008, bringing the total to $4,451 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of September 30, 2008, the Company owed to the stockholder $26,475 USD-denominated and $16,600 CAD-denominated notes, valued at $15,989 USD, for a total of $42,464 USD.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of September 30, 2008.  The $490 cumulative loss due to changes in exchange rates from the acquisition dates of CAD-denominated assets and liabilities to the report date is reported as a Cumulative Other Comprehensive Loss.

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

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, borrowing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

We are a start up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2007, audited financial statements.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($42,464 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

We have been conducting research in the form of exploration of a mineral property.  We are not going to buy or sell any plant or significant equipment during the next twelve months.  We are currently searching for a mineral property which conforms to our exploration objective.

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

Management has not received any fees for its services.  The proceeds from our offering were designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald.  The cost of the initial exploration work program was approximately $30,000.  Management will now seek to acquire an interest in another mineral property upon which to continue with our objective of locating a mineral deposit that is commercially viable to mine.   Additional funding will be required in order for us to acquire and carry out exploration on another mineral property.  We anticipate that we will require additional financing by way of the sale of stock or issuance of debt in order to undertake further work for any mineral claims we acquire.

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

Results of Operations

Our cash in the bank at September 30, 2008 was $252.  For the period from inception (May 9, 2005) to September 30, 2008, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $118,448 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through September 30, 2008 was $109,464.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $42,464 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $42,464 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

On September 30, 2008, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

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

November 12, 2008

/s/ Michael Upham

Date

MICHAEL UPHAM, PRESIDENT