Form 10-K
period 2008-12-31
Okana Ventures, Inc.
filed 2009-03-31
CIK 1378076

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OKANA VENTURES, INC.

----------------------------

(Name of Registrant in its charter)

Nevada	333-138146	20-2881151
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

918 16TH Avenue, #159

Calgary, Alberta

Canada, T2M 0K3

(403) 775 - 7643

(Address and telephone number of principal executive offices)

Nevada Corporate Headquarters, Inc.

#700 – 101 Convention Center Drive

Las Vegas, Nevada 89109

(702) 873-3488

(Name, address and telephone numbers of agent for service)

Securities registered under Section 12(b) of the Act:

Title of Class:

Common Stock

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [  ]  Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [  ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [X ] Yes     [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of December 31, 2008:   The Company’s common stock is not currently traded.

Number of shares of common stock, $0.0001 par value per share, of the registrant outstanding as of December 31, 2008: 3,350,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

PART I.

ITEM 1.  BUSINESS

Okana Ventures, Inc. (“Okana” or “the Company”) was incorporated on May 9, 2005, in the State of Nevada.  We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We have conducted exploration activities on one property.  Recorded title to the property upon which we conducted exploration activities was not held in our name.  Title to the property was recorded in the name of Ronnie Birch, our past-president, who held the property in trust for Okana.   This property is located in British Columbia, Canada, and consists of three (3) mining claims, comprising 722.655 hectares.  We explored for gold on the property.  Based on the results of our exploration we decided not to proceed with any further exploration and returned the title to the property to the previous title holders.

To date we have only performed limited exploration work on this one mining property.  We are presently in the process of searching for another mining property that is still in its early exploration stage.  We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

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

At the present, we have no employees and only one officer and director, who plans to devote only eight hours per week to our operations.

The Company’s common stock has been assigned the ticker symbol OKVN and has been approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”).  However, no trading market has developed.

Our business address is #159-918 16TH Avenue, Calgary, Alberta, Canada T2M 0K3 and our telephone number is (403) 873-3488.  Our registered statutory office is located at #700—101 Convention Center Drive, Las Vegas, Nevada 89109.  Our fiscal year end is December 31.  Our mailing address is #159-918 16TH Avenue, Calgary, Alberta, Canada T2M 0K3.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On May 27, 2005, we entered into an agreement (“Mineral Purchase Agreement”) to purchase a mineral property, known as the “Westmoreland Property”, comprising three (3) mining claims located in British Columbia, Canada, from Roger William MacInnis and Warner Gruenwald, jointly, both of whom are non-affiliated third parties.  The purchase price for the Westmoreland Property was CAD $40,000 and was payable in staged payments to Messrs. MacInnis and Gruenwald consisting of:  CAD $5,000 on signing, CAD $5,000 one year from signing, CAD $10,000 two years after signing, all of which payments were made, and a final payment on the third anniversary of signing of CAD $20,000.  In addition, we were required to make property exploration expenditures of CAD $60,000 over a four year period, with CAD $30,000 of exploration expenditures to be performed by the second anniversary date.  We could have, in our sole discretion, paid cash to Messrs. MacInnis and Gruenwald in lieu of performing part or all of the CAD $60,000 exploration expenditures.  We were also required to pay a royalty of 2% on all mineral commodities sold from the claim.  This royalty could be reduced to 1% at any time upon payment of CAD $500,000.  In the event we defaulted in making any cash payments or exploration expenditures as required under the Mineral Purchase Agreement, and such default continues for 30 days after notice to Okana, or if Okana has given the vendors 30 days notice of its intention to terminate the Mineral Purchase Agreement, the mineral property would revert back to the vendors.

On March 29, 2006, we paid a CAD $3,180 maintenance fee to the Government of British Columbia on the mineral property.  This payment was made in order to maintain the mineral property in good standing until we were able to perform exploration work on the mining property that could be credited toward future required maintenance fees.  This payment also qualified as an exploration expenditure on the Westmoreland Property under the terms of the Mineral Purchase Agreement.

In January 2007, we acquired an additional mineral claim of approximately 185 hectares that was adjacent to the Westmoreland Property.  This additional mineral claim became available and was staked by Mr. Gruenwald, who, under the terms of our original agreement to purchase the Westmoreland Property, was required to transfer, without charge, any mineral claim acquired subsequent to the agreement, and within 10 kilometers of the Westmoreland Property, to the Company.

In October 2006, a small work program of CAD $4,980 was carried out on the Westmoreland Property, and an assessment report was filed for this exploration work with the Government of British Columbia in January 2007.  This assessment work was credited toward maintenance fees on all of these mineral properties.  As a result, all of the mineral properties were in good standing until October 31, 2008.  A further work program of CAD $22,306 was carried out on the mineral properties in the summer of 2007.  Based on the results of this exploration, management decided not to proceed with any further exploration on these mining properties.  In April, 2008 the

Company terminated the Mineral Purchase Agreement and transferred title to the Westmoreland Property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the Mineral Purchase Agreement.  The Company has no further liability in relation to these mining properties.

The Company is currently searching for a mining property in its early stage of development upon which it can carry out exploration for the purpose of determining it economic viability.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock does not currently trade on any exchange.

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Company’s Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.0001.  The stockholders: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, Bylaws of the Company, and any amendments thereto, attached as exhibits to the Company’s previously filed SB-2.  As of December 31, 2008, the Company had 3,350,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2008, no share purchase warrants were outstanding.

Share Purchase Options

At December 31, 2008, there were no share purchase options outstanding.

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

Transfer Agent.

The registrar and stock transfer agent of the Company is Island Stock Transfer, of Suite 104N, 100 Second Avenue South, St. Petersburg, Florida, 33701, effective September 21, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we acquire a mining property and carry out sufficient exploration and development work that would result in our being able to begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on any mining property we may acquire.  Our only other source for cash at this time is investments by others.  We must raise cash to acquire and undertake the exploration of a mining property and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($48,650 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland Property which we had previously acquired.  Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property.  In April, 2008 the Company terminated the Mineral Purchase Agreement and transferred title to the Westmoreland Property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the Mineral Purchase Agreement.  The Company has no further liability in relation to these mining properties.

We conduct research in the form of exploration of a mining property.  We are currently searching for a mining property in its early stage of development upon which to conduct exploration.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration objective is to find an ore body containing gold.  We must acquire a mining property that is in the early stage of development to carry out our exploration objective. We conduct exploration to determine what amount of minerals, if any, exist on a mining property, and if any minerals which are found can be economically extracted and profitably processed.  Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We can not predict what the costs will be until we find mineralized material.  Until we find enough mineralized material that is economically feasible to remove, we will have to continue to raise additional funds to carry out exploration of a mining property.  We will try to raise additional funds from a second public offering, a private placement or loans.  At the present time, we have not acquired any interest in a mining property or the right to acquire any interest in a mining property by the conduct of exploration and have not raised any additional money.

Liquidity and Capital Resources

We completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement.  The offer closed June 18, 2007.  Using the funds from this offering, we were able to complete our initial exploration work on the Westmoreland Property that we had obtained the right to acquire from Messrs. Gruenwald and MacInnis under the Mineral Purchase

Agreement.  However, based on the results of our initial exploration work, we decided not to proceed with any additional exploration on this mining property.  The Westmoreland Property was subsequently transferred back to Messrs. Gruenwald and MacInnis.  As a result, additional funds will be required if we are to proceed further with our initial business plan.  We will have to find alternative sources, such as a second public offering, a private placement of securities or loans from our officers or others.

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors and our President, has agreed to advance funds as needed to maintain our operations until such time as we are able to raise additional funding for the purpose of acquiring a right or interest in or to a mining property and carrying out exploration work thereon.  There are no written agreements covering these loans, and the loans are payable on demand without interest.  Mr. Upham has advanced $48,650 to date.  At the present time, we are still attempting to raise additional funding either by additional debt or equity financing.  Other than as described in this paragraph, we have no other immediate financing plans.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.  Mr. Upham, a director of our Company, has provided us with various loans totaling $48,650 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

AND FOR THE PERIOD OF MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2008

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND THE PERIOD OF MAY 9, 2005 TO DECEMBER 31, 2008

          Page(s)

     Report of Independent Registered Public Accounting Firm                                         1

     Balance Sheets as of December 31, 2008 and 2007

  2

    Statements of Operations and Comprehensive Loss for the Years

        Ended December 31, 2008 and 2007 with Cumulative Totals

        Since Inception

       3

    Statement of Changes in Stockholders’ Deficit for the Period May 9,

       2005 (Inception) to December 31, 2008

     4

    Statements of Cash Flows for the Years Ended December 31, 2008

  and 2007 with Cumulative Totals Since Inception

      5

    Notes to Financial Statements

     6-12

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Okana Ventures, Inc.
Vernon, British Columbia
Canada

We have audited the accompanying balance sheets of Okana Ventures, Inc. (an exploration stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for the years ended December 31, 2008 and 2007, and for the period of May 9, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period of May 9, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 26, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	December 31,	December 31,
	2008	2007
Current Assets

Cash and cash equivalents	$ 148	$ 315
Prepaid expenses	-	2,382

Total Current Assets	148	2,697

TOTAL ASSETS	$ 148	$ 2,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts payable	$ 6,130	$ 3,802
Notes payable - stockholder (note 6)	48,650	34,555

Total Current Liabilities	54,780	38,357

Total Liabilities	54,780	38,357

STOCKHOLDERS' DEFICIT

Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 issued and outstanding	335	335
Additional paid-in capital	71,789	69,260
Cumulative other comprehensive gain or (loss)	1,923	(1,111)
Deficit accumulated during the pre-exploration and exploration stages	(128,679)	(104,144)

Total Stockholders' Deficit	(54,632)	(35,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 148	$ 2,697

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year ending		Cumulative Total
			From Inception,
	December 31,		May 9, 2005, to
	2008	2007	December 31, 2008

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Speculative mining expenses	116	36,263	47,540
Consulting	1,200	-	1,200
Professional fees	19,825	15,684	48,217
Administrative expenses	7,717	21,608	32,164
Taxes and licenses	-	-	175
Total Operating Expenses	28,858	73,555	130,393

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	7,224	-	7,224
Interest, net	(2,901)	(1,678)	(5,510)
Total Other Income and (Expense)	4,323	(1,678)	1,714

NET LOSS APPLICABLE TO COMMON SHARES	$ (24,535)	$ (75,233)	$ (128,679)

Foreign currency translation adjustment	3,034	(635)	1,923

COMPREHENSIVE LOSS	$ (21,501)	$ (75,868)	$ (126,756)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	2,110,274

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional	Deficit accumulated	Other	Stockholders'
	Shares	Amount	Paid-in Capital	during the pre--	Comprehensive	Deficit
				exploration stage	Gain or Loss
May 9, 2005 (Inception)		$	$	$	$	$
Issuance of common stock for cash,
May 10, 2005	75,000	8	1,492	-	-	1,500
Interest - related party (note 6)	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash,
July 31, 2006	775,000	77	15,423	-	-	15,500
Interest- related party (note 6)	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash,
June, 2007	2,500,000	250	49,750	-	-	50,000
Interest - related party (note 6)	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party (note 6)	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	$ 335	$ 71,789	$ (128,679)	$ 1,923	$ (54,632)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, May 9, 2005
	2008	2007	to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (24,535)	$ (75,233)	$ (128,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest expense - related party	2,529	1,663	5,124

Changes in operating assets and liabilities
(Increase) or Decrease in prepaid expenses	2,382	(239)	-
Increase in accounts payable	2,328	2,466	6,130

Net cash used in operating activities	(17,296)	(71,343)	(117,425)

CASH FLOWS FROM INVESTING ACTIVITES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable to stockholders	15,923	19,950	50,478
Repayments of notes payable to stockholders		(2,500)
Sale of common stock	-	50,000	67,000

Net cash provided by financing activities	15,923	67,450	117,478

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	1,206	(635)	95

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(167)	(4,528)	148

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	315	4,843	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 148	$ 315	$ 148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Okana Ventures, Inc. (the Company) was incorporated on May 9, 2005 under the laws of the State of Nevada.  The business purpose of the Company is to acquire and develop mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $148 and $315 in cash and cash equivalents as of December 31, 2008 and 2007, respectively.

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

DECEMBER 31, 2008

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2008	2007

Net income (loss)	$ (24,535)	$ (75,233)

Weighted average common
shares outstanding (Basic)	3,350,000	2,110,274

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	2,110,274
Net loss per share
(Basic and diluted)	$ (0.01)	$ (0.04)

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

DECEMBER 31, 2008

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

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stages since its formation on May 9, 2005 and has not yet realized any operating revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2008 of approximately $128,679 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $45,038 were offset by the valuation allowance.  For the year ended December 31, 2008 the allowance increased by approximately $8,588.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for

Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2008 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

The $126,756 comprehensive loss as of December 31, 2008, less the $67,000 cash received for stock and the $5,124 imputed interest on loans from stockholders yields a stockholders’ deficit of $54,632.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

On April 12, 2008, the Company gave notice of termination of the Agreement, effective April 18, 2008.  As a result, the Company has no further obligations for purchase or exploration of those mineral claims.  The Company plans to evaluate other properties for future acquisition and exploration.

During the year ended December 31, 2008 the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to December 31, 2008 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $2,529 in interest expense during the year ended December 31, 2008, bringing the total to $5,124 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of December 31, 2008 the Company owed $48,650 to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of December 31, 2008.  The $1,923 effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the Company’s independent auditors.

ITEM 9AT.  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Control

Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s chief executive officer and chief financial officer as of the end of the period covered by this annual report (the “Evaluation Date”). Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and contract CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2008, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment

Michael Upham	53	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director	5/9/05 and 7/9/08

Michael Upham has been our secretary, treasurer, chief financial officer and chief accounting officer since inception and became president and chief executive officer on July 9, 2008.  Mr. Upham was also a director of Beeston Enterprises Ltd., a developing company in the health service industry, from September 1999 to May 2005.  Mr. Upham has been in the retail sales and marketing sector for over 35 years.  He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977.  In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985.  In 1986, he became district sales manager for Playtex Canada Ltd.  Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he holds to this date.  Mr. Upham is prepared to devote 10% of his time, or approximately four hours per week, to our operations.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded (shares)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Upham	President Secretary, Treasurer, CEO CFO CAO, Director	2006 2007 2008	- - -	- - -	- - -	- - - -		- - -	- - -

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2008.

Summary of Options Grants

We did not grant any stock options to any executive officer or director during the year ended December 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, Okana had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company.  Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Michael Upham 87 Cranleigh Green S.E. Calgary, Alberta, Canada T3M 1J2	300,000	8.95

Common	Officer and Director as a Group (1)	300,000	8.95%

There are currently no authorization plans in effect.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

None of the directors qualify as independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$9,500	$9,195
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$9,500	$9,195

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q/QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

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

Date:

March 31, 2009

           /s/ Michael Upham

           Michael Upham, President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham                                                       Date:      March 31, 2009

Michael Upham President, Secretary, Treasurer, CEO, CFO, Director