Form 10-Q
period 2009-03-31
Okana Ventures, Inc.
filed 2009-05-15
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2009, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009 AND 2008

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets as of March 31, 2009 (unaudited) and

        December 31, 2008

  1

    Condensed Statements of Operations and Comprehensive Loss for the

        Three Months Ended March 31, 2009 and 2008 (unaudited) with

        Cumulative Totals Since Inception

       2

    Condensed Statements of Cash Flows for the Three Months Ended March 31,

  2009 and 2008 (unaudited) with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	MARCH 31,	DECEMBER 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 377	$ 148
Total Current Assets	377	148

TOTAL ASSETS	$ 377	$ 148

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 6,785	$ 6,130
Notes payable to stockholder (note 6)	56,989	48,650

Total Current Liabilities	63,774	54,780

Total Liabilities	63,774	54,780

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	72,543	71,789
Cumulative other comprehensive gain or (loss)	1,637	1,923
Deficit accumulated during the pre-exploration and exploration stages	(137,912)	(128,679)

Total Stockholders' (Deficit)	(63,397)	(54,632)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 377	$ 148

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2009	2008	to March 31, 2009

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ 1,097
Mineral property costs	-	-	47,540
Consulting	-	-	1,200
Professional fees	7,592	8,355	55,809
Administrative expenses	714	626	32,878
Taxes and licenses	-	-	175
Total Operating Expenses	8,306	8,981	138,699

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(927)	(648)	(6,437)

Total other income and (expense)	(927)	(648)	787

NET LOSS APPLICABLE TO COMMON SHARES	$ (9,233)	$ (9,629)	$ (137,912)

Foreign currency translation adjustment	(286)	381	1,637

COMPREHENSIVE LOSS	$ (9,519)	$ (9,248)	$ (136,275)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2009	2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,233)	$ (9,629)	$ (137,912)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	754	603	5,878
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	98	-
Increase (decrease) in accounts payable and
accrued expenses	655	2,036	6,785
Total adjustments	1,409	2,737	12,663

Net cash (used in) operating activities	(7,824)	(6,892)	(125,249)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	8,339	6,450	56,989

Net cash provided by financing activities	8,339	6,450	123,989

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(286)	381	1,637

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	229	(61)	377

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	148	315	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 377	$ 254	$ 377

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $377 and $254 in cash and cash equivalents as of March 31, 2009 and 2008, respectively.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		THREE MONTHS ENDED
		MARCH 31,
		2009	2008

Net income (loss)		$ (9,233)	$ (9,629)

Weighted average common
shares outstanding (Basic)		3,350,000	3,350,000

	Options	-	-
	Warrants	-	-

Weighted average common
shares outstanding (Diluted)		3,350,000	3,350,000
Net loss per share
(Basic and diluted)		$ (0.00)	$ (0.00)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stages since its formation May 9, 2005 and has not yet realized any operating revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Mineral Acquisition and Exploration Costs (Continued)

property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through March 31, 2009 of approximately $137,912 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $48,269 were offset by the valuation allowance.  For the three months ended March 31, 2009 and 2008 the allowance increased by approximately $3,232 and $2,889, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2009 and 2008 the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009 and 2008.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

The $136,275 comprehensive loss as of March 31, 2009, less the $67,000 cash received for stock and the $5,878 imputed interest on loans from stockholders yields a stockholders’ deficit of $63,397.

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

     -----------

TOTAL

    $ 40,000

     ======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors with $30,000 CAD of the exploration work to be performed or an equivalent cash payment made therefore by May 27, 2007.  If the exploration results in the discovery of

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the three months ended March 31, 2009 the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to March 31, 2009 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $754 and $603 in interest expense during the three months ended March 31, 2009 and 2008, respectively, bringing the total on March 31, 2009 to $5,878 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of March 31, 2009 and 2008 the Company owed $56,989 and $41,005, respectively, to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of March 31, 2009.  The $1,637 effect of change in exchange rates from the transaction dates to the reporting date, for unsettled transactions, is reported as a Cumulative Foreign Currency Translation Adjustment and is included in Other Comprehensive Gain & Loss.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Our auditors have issued a going concern opinion on our December 31, 2008, audited financial statements.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($42,464 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

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

Results of Operations

Our cash in the bank at March 31, 2009 was $377.  For the period from inception (May 9, 2005) to March 31, 2009, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $138,699 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through March 31, 2009 was $123,989.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $56,989 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $56,989 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

On March 31, 2009, Okana carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Okana’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Okana’s disclosure controls and procedures were effective.

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

                      OKANA VENTURES, INC.

May 15, 2009

                                  /s/ Michael Upham

Date

                      MICHAEL UPHAM, PRESIDENT