Form 10-Q
period 2009-06-30
Okana Ventures, Inc.
filed 2009-08-12
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

OKANA VENTURES, INC.

NEVADA	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#159 – 918 16th Avenue

Calgary, Alberta

Canada T2M 0K3

(Address of principal executive offices)

(403) 775 – 7643

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [  ]  (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ]  (Do not check if a smaller reporting company)

Smaller reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2009, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets as of June 30, 2009 (unaudited) and

        December 31, 2008

    Condensed Statements of Operations and Comprehensive Loss for the

        Three and Six Months Ended June 30, 2009 and 2008 (unaudited) with

        Cumulative Totals Since Inception

    Condensed Statements of Cash Flows for the Six Months Ended June 30,

  2009 and 2008 (unaudited) with Cumulative Totals since Inception

                     3

    Notes to Condensed Financial Statements

                  4-13

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JUNE 30,	DECEMBER 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 1,032	$ 148
Prepaid expenses	275	-
Total Current Assets	1,307	148

TOTAL ASSETS	$ 1,307	$ 148

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ -	$ 6,130
Notes payable to stockholder (note 6)	72,636	48,650

Total Current Liabilities	72,636	54,780

Total Liabilities	72,636	54,780

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	73,510	71,789
Cumulative other comprehensive gain or (loss)	490	1,923
Deficit accumulated during the pre-exploration and exploration stages	(145,664)	(128,679)

Total Stockholders' (Deficit)	(71,329)	(54,632)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,307	$ 148

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		May 9, 2005
					(Inception)
	2009	2008	2009	2008	to June 30, 2009

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ -	$ -	$ 1,097
Mineral property costs	-	116	-	116	47,540
Consulting	-	-	-	-	1,200
Professional fees	3,490	3,910	11,083	12,265	59,299
Administrative expenses	3,236	1,913	3,949	2,538	36,114
Taxes and licenses	-	-	-	-	175
Total Operating Expenses	6,726	5,939	15,032	14,919	145,425

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,026)	(654)	(1,953)	(1,303)	(7,463)

Total other income and (expense)	(1,026)	(654)	(1,953)	(1,303)	(239)

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,752)	$ (6,593)	$ (16,985)	$ (16,222)	$ (145,664)

Foreign currency translation adjustment	(1,147)	(189)	(1,433)	192	490

COMPREHENSIVE LOSS	$ (8,899)	$ (6,782)	$ (18,418)	$ (16,030)	$ (145,174)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed financial statements.

3

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		May 9, 2005
			(Inception)
	2009	2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,985)	$ (16,222)	$ (145,664)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,721	1,221	6,845
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(275)	2,382	(275)
Increase (decrease) in accounts payable and
accrued expenses	(6,130)	5,081	-
Total adjustments	(4,684)	8,684	6,570

Net cash (used in) operating activities	(21,669)	(7,538)	(139,094)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	23,986	7,546	72,636

Net cash provided by financing activities	23,986	7,546	139,636

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(1,433)	(116)	490

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	884	(108)	1,032

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	148	315	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,032	$ 207	$ 1,032

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

NON-CASH FINANCING:
Interest forgiven credited to Additional Paid-in Capital	$ 1,721	$ 1,221	$ 6,845

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $1,032 and $207 in cash and cash equivalents as of June 30, 2009 and 2008, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Net income (loss)	$ (7,752)	$ (6,593)	$ (16,985)	$ (16,222)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000	3,350,000	3,350,000

Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	3,350,000	3,350,000	3,350,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In May of 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Account-

ing Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivatives and Hedging Activities.  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December, 2007, the FASB issued Statement No. 160, Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued Statement No. 141R, Business Combinations.  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

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

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through June 30, 2009 of approximately $145,664 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $50,982 were offset by the valuation allowance.  For the six months ended June 30, 2009 and 2008 the allowance increased by approximately $5,945 and $4,867, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended June 30, 2009 and 2008 the Company recognized no interest and penalties.  The Company had no income-tax-related accruals for interest and penalties at June 30, 2009 and 2008.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2009 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

The following details the stock transactions for the Company:

On May 10, 2005 the Company sold 75,000 shares of its common stock at$.02 per share for

    $1,500 cash to provide initial working capital.

On July 31, 2006 the Company sold 775,000 shares of its common stock at $.02 per share for

    $1,500 cash for working capital.

During June, 2007 the Company sold 2,500,000 of its shares at $.02 per share for $50,000.  The proceeds were used for working capital and to fund its operating plan.

The $145,174 comprehensive loss as of June 30, 2009, less the $67,000 cash received for stock and the $6,845 imputed interest on loans from stockholders yields a stockholders’ deficit of $71,329.

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

     -----------

TOTAL

    $ 40,000

     ======

Under the Agreement, the Company is obligated to perform exploration work of $60,000 CAD over a period of four years commencing on the date of the Agreement or to make an equivalent cash payment to the vendors with $30,000 CAD of the exploration work to be performed or an equivalent cash payment made therefore by May 27, 2007.  If the exploration results in the discovery of mineral commodities, the Company is required to pay a royalty of 2.0% on all mineral commodities sold from production on the Property.  The royalty may be reduced to 1.0% upon payment of $500,000 CAD to the vendors at any time.  The

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the six months ended June 30, 2009, the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to June 30, 2009 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder, who is also the Company President, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $1,721 and $1,221 in interest expense during the six months ended June 30, 2009 and 2008, respectively, bringing the total on June 30, 2009 to $6,845 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of June 30, 2009 and December, 31, 2008 the Company owed $72,636 and $48,650, respectively, to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of June 30, 2009.  The $490 effect of change in exchange rates from the transaction dates to the reporting date, for unsettled transactions, is reported as a Cumulative Other Comprehensive Gain or (Loss).

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

NOTE 9 -

SUBSEQUENT EVENTS

Between the June 30, 2009 balance sheet date and August 10, 2009 no transactions or events have occurred which qualify for reporting as subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January, 2007, our geologist, Mr. Gruenwald, reported to us on a small work program he carried out on a portion of the property in October, 2006.  This small work program cost $4,984 and was part of our initial exploration work program of $30,000.  The results of this preliminary exploration work were utilized to determine the nature and extent of the balance of our overall work program.

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

Results of Operations

Our cash in the bank at June 30, 2009 was $1,032.  For the period from inception (May 9, 2005) to June 30, 2009, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $145,664 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through June 30, 2009 was $139,636.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $72,636 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

We completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement.  The offering closed June 18, 2007.  We then proceeded with the exploration of the property, using the funds raised from our offering.  However, based on the results of our initial exploration program of work carried out on our property, we decided not to proceed any further with exploration of the property.  As a result, additional funds will now be required to continue with our initial business plan.  We will have to find alternative sources, such as a second public offering, a private placement of securities or additional loans from our officers or others in order to continue with our objective of locating a mineral deposit that is commercially viable to mine.

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $72,636 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of the effectiveness of the Company’s internal control over financial reporting (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) is based on the fact that the internal controls for the Company are provided by executive management’s review and approval of all transactions.

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls from March 31, 2009 to June 30, 2009. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                      OKANA VENTURES, INC.

August 12, 2009

                                                  /s/ Michael Upham

Date

                      MICHAEL UPHAM, PRESIDENT