Form 10-Q
period 2009-09-30
Okana Ventures, Inc.
filed 2009-11-05
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2009, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2009 AND 2008

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets as of September 30, 2009 (unaudited) and

        December 31, 2008

              1

    Condensed Statements of Operations and Comprehensive Loss for the

        Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

        With Cumulative Totals Since Inception

       2

    Condensed Statements of Cash Flows for the Nine Months Ended September

  30, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-10

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 2,576	$ 148
Total Current Assets	2,576	148

TOTAL ASSETS	$ 2,576	$ 148

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 1,875	$ 6,130
Notes payable to stockholder (note 6)	77,622	48,650

Total Current Liabilities	79,497	54,780

Total Liabilities	79,497	54,780

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	74,647	71,789
Cumulative other comprehensive gain or (loss)	(496)	1,923
Deficit accumulated during the pre-exploration and exploration stages	(151,407)	(128,679)

Total Stockholders' (Deficit)	(76,921)	(54,632)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 2,576	$ 148

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		May 9, 2005
					(Inception) to
	2009	2008	2009	2008	September 30, 2009

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ -	$ -	$ 1,097
Mineral property costs	-	-	-	116	47,540
Consulting	-	-	-	-	1,200
Professional fees	4,030	4,198	15,113	16,462	63,329
Administrative expenses	576	355	4,525	2,894	36,690
Taxes and licenses	-	-	-	-	175
Total Operating Expenses	4,606	4,553	19,638	19,472	150,031

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	7,224	-	7,224	7,224
Interest expense	(1,137)	(753)	(3,090)	(2,056)	(8,600)

Total other income and (expense)	(1,137)	6,471	(3,090)	5,168	(1,376)

NET LOSS APPLICABLE TO COMMON SHARES	$ (5,743)	$ 1,918	$ (22,728)	$ (14,304)	$ (151,407)

Foreign currency translation adjustment	(985)	429	(2,419)	621	(496)

COMPREHENSIVE LOSS	$ (6,728)	$ 2,347	$ (25,147)	$ (13,683)	$ (151,903)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		May 9, 2005
			(Inception) to
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,728)	$ (14,304)	$ (151,407)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party - contributed to capital	2,858	1,856	7,982
Changes in assets and liabilities
(Increase) in other receivables	-	(7,224)	-
Decrease (increase) in prepaid expenses	-	2,382	-
Increase (decrease) in accounts payable and
accrued expenses	(4,255)	8,697	1,875
Total adjustments	(1,397)	5,711	9,857

Net cash (used in) operating activities	(24,125)	(8,593)	(141,550)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	28,972	7,909	77,622

Net cash provided by financing activities	28,972	7,909	144,622

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(2,419)	621	(496)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,428	(63)	2,576

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	148	315	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,576	$ 252	$ 2,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITY:
Interest contributed to Additional Paid-in Capital	$ 2,858	$ 1,856	$ 7,982

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entity,” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the execution of its business plan.

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

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $2,576 and $252 in cash and cash equivalents as of September 30, 2009 and 2008, respectively.

Start-up Costs

In accordance with FASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Net income (loss)	$ (5,743)	$ 1,918	$ (22,728)	$ (14,304)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000	3,350,000	3,350,000

Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	3,350,000	3,350,000	3,350,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does not change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would no have been significant.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stages since its formation on May 9, 2005 and has not yet realized any operating revenue from its

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through September 30, 2009 of approximately $151,407 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $52,992 were offset by the valuation allowance.  For the nine months ended September 30, 2009 and 2008 the allowance increased by approximately $7,954 and $4,208, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended September 30, 2009 and 2008 the Company recognized no interest and penalties.  The Company had no income-tax-related accruals for interest and penalties at September 30, 2009 and 2008.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2009 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

The $151,903 comprehensive loss as of September 30, 2009, less the $67,000 cash received for stock and the $7,982 imputed interest on loans from stockholders yields a stockholders’ deficit of $76,921.

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

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

During the nine months ended September 30, 2009, the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to September 30, 2009 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

A stockholder who is also the Company President regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $2,858 and $1,856 in interest expense during the nine months ended September 30, 2009 and 2008, respectively, bringing the total on September 30, 2009 to $7,982 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of September 30, 2009 and December, 31, 2008 the Company owed $77,622 and $48,650, respectively, to the stockholder.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of September 30, 2009.  The cumulative effect of change in exchange rates from the transaction dates to the reporting date of ($496), for unsettled transactions, is reported as a Cumulative Other Comprehensive Gain or (Loss).

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

NOTE 9 -

SUBSEQUENT EVENTS

Between the September 30, 2009 Balance Sheet date and November 2, 2009 no transactions or events have occurred which qualify for reporting as subsequent events.

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

Results of Operations

Our cash in the bank at September 30, 2009 was $2,576.  For the period from inception (May 9, 2005) to June 30, 2009, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $145,664 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through September 30, 2009 was $139,636.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls from June 30, 2009 to September 30, 2009. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                      OKANA VENTURES, INC.

November 4, 2009

                                                 /s/ Michael Upham

Date

                      MICHAEL UPHAM, PRESIDENT