Form 10-K
period 2009-12-31
Okana Ventures, Inc.
filed 2010-03-08
CIK 1378076

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [X] (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of December 31, 2009:  The Company’s common stock is not currently traded.

Number of shares of common stock, $0.0001 par value per share, of the registrant outstanding as of December 31, 2009: 3,350,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Contents

PART I.

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

4

ITEM 1B.  UNRESOLVED STAFF COMMENTS

5

ITEM 2.  PROPERTIES

5

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II.

6

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                            6

ITEM 6.  SELECTED FINANCIAL DATA

7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                                                                               8

ITEM 8.  FINANCIAL STATEMENTS

9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                    10

ITEM 9AT.  CONTROLS AND PROCEDURES

23

ITEM 9B.  OTHER INFORMATION

24

PART III

24

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

24

ITEM 11.  EXECUTIVE COMPENSATION.

25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                               26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.                                                                                                                         27

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

27

PART IV

28

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

28

SIGNATURES

28

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

The Company’s common stock has been assigned the ticker symbol OKNV and has been approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”).  However, no trading market has developed.

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

The Company is currently searching for a mining property in its early stage of development upon which it can carry out exploration for the purpose of determining its economic viability.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was approved for trading on the Over-the-Counter Bulletin Board on October 15, 2007, under the Symbol OKNV.  However, since that time, there has been no trading activity.

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Company’s Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.0001.  The stockholders: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, Bylaws of the Company,

and any amendments thereto, attached as exhibits to the Company’s previously filed SB-2.  As of December 31, 2009, the Company had 3,350,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2009, no share purchase warrants were outstanding.

Share Purchase Options

At December 31, 2009, there were no share purchase options outstanding.

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

Transfer Agent.

The registrar and stock transfer agent of the Company was Island Stock Transfer, of Suite 104N, 100 Second Avenue South, St. Petersburg, Florida, 33701, from September 21, 2007 to July 1, 2009.  On July 1, 2009 the Company changed its registrar and transfer agent to Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada, 89119.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we acquire a mining property and carry out sufficient exploration and development work that would result in our being able to begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on any mining property we may acquire.  Our only other source for cash at this time is investments by others.  We must raise cash to acquire and undertake the exploration of a mining property and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($83,692 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland Property which we had previously acquired.  Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property.  In April, 2008 the Company terminated the Mineral Purchase Agreement and transferred title to the Westmoreland Property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the Mineral Purchase Agreement.  The Company has no further liability in relation to these mining properties.

We conduct research in the form of exploration of a mining property.  We are currently searching for a mining property in its early stage of development upon which to conduct exploration.  At the present time, we have no plans to buy or sell any plant or significant equipment during the next twelve months.

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

We have discussed this matter with our officers and directors, and Mr. Upham, one of our directors and our President, has agreed to advance funds as needed to maintain our operations until such time as we are able to raise additional funding for the purpose of acquiring a right or interest in or to a mining property and carrying out exploration work thereon.  There are no written agreements covering these loans, and the loans are payable on demand without interest.  Mr. Upham has advanced $83,692 to date.  At the present time, we are still attempting to raise additional funding either by additional debt or equity financing.  Other than as described in this paragraph, we have no other immediate financing plans.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007 for a purchase price of $50,000 pursuant to our SB-2 offering.  Mr. Upham, a director of our Company, has provided us with various loans totaling $83,692 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

AND FOR THE PERIOD OF MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2009

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND THE PERIOD OF MAY 9, 2005 TO DECEMBER 31, 2009

          Page(s)

     Report of Independent Registered Public Accounting Firm                                    1

     Balance Sheets as of December 31, 2009 and 2008

   2

    Statements of Operations and Comprehensive Loss for the Years

        Ended December 31, 2009 and 2008 with Cumulative Totals

        Since Inception

       3

    Statement of Changes in Stockholders’ Deficit for the Period May 9,

       2005 (Inception) to December 31, 2009

     4

    Statements of Cash Flows for the Years Ended December 31, 2009

  and 2008 with Cumulative Totals Since Inception

      5

    Notes to Financial Statements

     6-12

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	December 31,	December 31,
	2009	2008
Current Assets

Cash and cash equivalents	$ 2,515	$ 148
Prepaid expenses and deposits	2,550	-

Total Current Assets	5,065	148

TOTAL ASSETS	$ 5,065	$ 148

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts payable	$ 2,500	$ 6,130
Notes payable - stockholder (note 6)	83,692	48,650

Total Current Liabilities	86,192	54,780

Total Liabilities	86,192	54,780

STOCKHOLDERS' DEFICIT

Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 issued and outstanding	335	335
Additional paid-in capital	75,860	71,789
Cumulative other comprehensive gain or (loss)	(1,066)	1,923
Deficit accumulated during the pre-exploration and exploration stages	(156,256)	(128,679)

Total Stockholders' Deficit	(81,127)	(54,632)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,065	$ 148

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER  31, 2009 AND 2008

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Years ending		Cumulative Total
			From Inception,
	December 31,		May 9, 2005, to
	2009	2008	December 31, 2009

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Speculative mining expenses	-	116	47,540
Consulting	-	1,200	1,200
Professional fees	18,625	19,825	66,841
Administrative expenses	4,649	7,717	36,814
Taxes and licenses	-	-	175
Total Operating Expenses	23,274	28,858	153,667

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	7,224	7,224
Interest, net	(4,303)	(2,901)	(9,813)
Total Other Income and (Expense)	(4,303)	4,323	(2,589)

NET LOSS APPLICABLE TO COMMON SHARES	$ (27,577)	$ (24,535)	$ (156,256)

Foreign currency translation adjustment	(2,989)	3,034	(1,066)

COMPREHENSIVE LOSS	$ (30,566)	$ (21,501)	$ (157,322)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of these  financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Deficit accumulated	Other Compre-	Stockholders'
	Shares	Amount	Paid-in Capital	during the explor-	hensive Gain	Deficit
				ation stages	or (Loss)
May 9, 2005 (Inception)	-	-	-	-		-
Issuance of common stock for cash,
May 10, 2005	75,000	$ 8	$ 1,492	$ -	$ -	$ 1,500
Interest - related party (note 6)	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash,
July 31, 2006	775,000	77	15,423	-	-	15,500
Interest - related party (note 6)	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash,
June, 2007	2,500,000	250	49,750	-	-	50,000
Interest - related party (note 6)	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party (note 6)	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	335	71,789	(128,679)	1,923	(54,632)
Interest - related party (note 6)	-		4,071	-	-	4,071
Net loss	-	-	-	(27,577)	-	(27,577)
Cumulative currency translation adjustment	-	-	-	-	(2,989)	(2,989)
Balance, December 31, 2009	3,350,000	$ 335	$ 75,860	$ (156,256)	$ (1,066)	$ (81,127)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, May 9, 2005
	2009	2008	to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (27,577)	$ (24,535)	$ (156,256)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest expense - related party – contributed to capital	4,071	2,529	9,195

Changes in operating assets and liabilities
(Increase) or decrease in prepaid expenses
and deposits	(2,550)	2,382	(2,550)
Increase or (decrease) in accounts payable	(3,630)	2,328	2,500

Net cash used in operating activities	(29,686)	(17,296)	(147,111)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	35,042	14,095	83,692
Sale of common stock	-	-	67,000

Net cash provided by financing activities	35,042	14,095	150,692

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(2,989)	3,034	(1,066)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,367	(167)	2,515

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	148	315	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 2,515	$ 148	$ 2,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $2,515 and $148 in cash and cash equivalents as of December 31, 2009 and 2008, respectively.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Net income (loss)	$ (27,577)	$ (24,535)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	3,350,000
Net loss per share
(Basic and diluted)	$ (0.01)	$ (0.01)

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

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  The Company has adopted SFAS No. 165.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2010-10, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December of 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166.  Also in December of 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This Update  amends the FASB Accounting Standards Codification for Statement 166.  Neither of these updates has any current applicability to the Company’s financial reporting.

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

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2009 of approximately $156,256 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $54,690 were offset by the valuation allowance.  For the year ended December 31, 2009 the allowance increased by approximately $9,652.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the years ended December 31, 2009 and 2008 the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at December 31, 2009 and 2008.

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2009 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

DECEMBER 31, 2009

NOTE 4 -

STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During June, 2007 the Company sold 2,500,000 of its shares at $.02 per share for $50,000.  The proceeds were used for working capital and to fund its operating plan.

The $157,322 comprehensive loss as of December 31, 2009, less the $67,000 cash received for stock and the $9,195 imputed interest on loans from stockholders yields a stockholders’ deficit of $81,127.

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

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

Accordingly, the Company expenses Property payments when paid and exploration costs as incurred.

On April 12, 2008, the Company gave notice of termination of the Agreement, effective April 18, 2008.  As a result, the Company has no further obligations for purchase or exploration of those mineral claims.  The Company plans to evaluate other properties for future acquisition and exploration

During the year ended December 31, 2008 the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to December 31, 2009 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  Since the notes have no stated maturity date, the Company records simple annual interest of 6% on the outstanding principal.  Interest expense is recorded as an addition to paid-in capital.  The Company incurred and recorded $4,071 in interest expense during the year ended December 31, 2009, bringing the total to $9,195 since inception on May 9, 2005.  The notes are due on demand and therefore reported as current liabilities. As of December 31, 2009 the Company owed $83,692 to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of December 31, 2009.  The ($1,066) effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2009 through the date the financial statements were issued and has determined there are no items to disclose.

NOTE 10 -

RESTATEMENT OF CASH FLOWS, DECEMBER 31, 2008

It is the Company’s accounting policy to report the revaluation of Canadian denominated Notes Payable To Stockholder as an inclusion in the cash flow effect of Proceeds of Notes Payable to Stockholder in the Statement of Cash Flows.  An alternative interpretation was included in the December 31, 2008 Statement of Cash Flows, affecting only that Statement as presented above for comparison.  In accordance with ASC Topic 250-10-45, the correction is explained as:

As Reported

As Corrected

Proceeds Of Notes Payable to

   Stockholder

   $15,923

   $14,095

Effect Of Foreign Currency

   Translation Adjustment

      1,206

      3,034

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and contract CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements. However, management believes that this material weakness did not have an effect on our financial results.

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

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2009, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Michael Upham	54	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director	5/9/05 and 7/9/08

Michael Upham has been our secretary, treasurer, chief financial officer and chief accounting officer since inception and became president and chief executive officer on July 9, 2008.  Mr. Upham was also a director of Beeston Enterprises Ltd., a developing company in the health service industry, from September 1999 to May 2005.  Mr. Upham has been in the retail sales and marketing sector for over 35 years.  He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977.  In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985.  In 1986, he became district sales manager for Playtex Canada Ltd.  Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he held until his retirement in 2009.  Mr. Upham is prepared to devote 20% of his time, or approximately eight hours per week, to our operations.

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

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded (shares)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Upham	President Secretary, Treasurer, CEO CFO CAO, Director	2007 2008 2009	- - -	- - -	- - -	- - -		- - -	- - -

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2009.

Summary of Options Grants

We did not grant any stock options to any executive officer or director during the year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, Okana had no compensation plans in effect under which equity securities are authorized for issuance.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$10,000	$9,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$10,000	$9,500

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Date:  March 8, 2010

            /s/ Michael Upham

           Michael Upham, President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham                                                                 Date:    March 8, 2010

Michael Upham President, Secretary, Treasurer, CEO, CFO, Director