Form 10-K/A
period 2009-12-31
Okana Ventures, Inc.
filed 2010-03-10
CIK 1378076

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K AMENDED

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

Explanatory Note

The sole purpose of this amendment to the annual report of Okana Ventures , Inc. on Form 10K filed March 8, 2010, sec file number 001-33715, is to include the Auditor’s Report.  This report was inadvertently omitted.

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
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Okana Ventures, Inc.
Vernon, British Columbia
Canada

We have audited the accompanying balance sheets of Okana Ventures, Inc. (the "Company") as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008, and for the period of May 9, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, and for the period of May 9, 2005 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has liquidity problems, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 26, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

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

Date:  March 9, 2010

            /s/ Michael Upham

           Michael Upham, President, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham                                                                 Date:    March 9, 2010

Michael Upham President, Secretary, Treasurer, CEO, CFO, Director