Form 10-Q
period 2010-03-31
Okana Ventures, Inc.
filed 2010-05-12
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2010, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets as of March 31, 2010 (unaudited) and

        December 31, 2009

   1

    Condensed Statements of Operations and Comprehensive Loss for the

        Three Months Ended March 31, 2010 and 2009 (unaudited) with

        Cumulative Totals Since Inception

       2

    Condensed Statements of Cash Flows for the Three Months Ended March 31,

  2010 and 2009 (unaudited) with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-11

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 2,067	$ 2,515
Prepaid expenses and deposits	-	2,550
Total Current Assets	2,067	5,065

TOTAL ASSETS	$ 2,067	$ 5,065

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 3,057	$ 2,500
Notes payable to stockholder (note 6)	88,192	83,692

Total Current Liabilities	91,249	86,192

Total Liabilities	91,249	86,192

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	77,143	75,860
Cumulative other comprehensive gain or (loss)	(1,565)	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(165,095)	(156,256)

Total Stockholders' (Deficit)	(89,182)	(81,127)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 2,067	$ 5,065

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2010	2009	to March 31, 2010

INCOME

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ 1,097
Mineral property costs	-	-	47,540
Consulting	-	-	1,200
Professional fees	7,405	7,592	74,246
Administrative expenses	151	714	36,965
Taxes and licenses	-	-	175
Total Operating Expenses	7,556	8,306	161,223

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(1,283)	(927)	(11,096)

Total other income and (expense)	(1,283)	(927)	(3,872)

NET LOSS APPLICABLE TO COMMON SHARES	$ (8,839)	$ (9,233)	$ (165,095)

Foreign currency translation adjustment	(499)	(286)	(1,565)

COMPREHENSIVE LOSS	$ (9,338)	$ (9,519)	$ (166,660)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2010	2009	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,839)	$ (9,233)	$ (165,095)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,283	754	10,478
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	2,550	-	-
Increase (decrease) in accounts payable and
accrued expenses	557	655	3,057
Total adjustments	4,390	1,409	13,535

Net cash (used in) operating activities	(4,449)	(7,824)	(151,560)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	4,500	8,339	88,192

Net cash provided by financing activities	4,500	8,339	155,192

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(499)	(286)	(1,565)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(448)	229	2,067

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,067	$ 377	$ 2,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $2,067 and $377 in cash and cash equivalents as of March 31, 2010 and 2009, respectively.

Start-up Costs

In accordance with the ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Net income (loss)	$ (8,839)	$ (9,233)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	3,350,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ (0.00)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2010-18, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December of 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166  Also in

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

In January of 2010 the FASB issued seven ASU’s.  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities..  2010-07 applies to mergers and acquisitions of not-for-profit entities.  None of these updates has any current applicability to the Company’s financial reporting.

In February of 2010 the FASB issued three ASU’s.  2010-08 contains technical corrections clarifying guidance on embedded derivatives and hedging.  2010-10, Consolidation (Topic 810) contains amendments for certain investment funds.  Neither of these ASU’s has any current applicability to the Company’s financial reporting.  2010-09, Subsequent Events (Topic 855), however, will be adopted by the Company immediately.  2010-09 requires that SEC filers, along with certain bond obligors, are required to evaluate subsequent events through the date that financial statements are issued but are not required to disclose the date through which subsequent events have been evaluated.

In March of 2010 the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which contains a scope exception related to embedded credit derivatives.  2010-11 has no current applicability to the Company’s financial reporting.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through March 31, 2010 of approximately $165,095 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $57,783 were offset by the valuation allowance.  For the three months ended March 31, 2010 and 2009 the allowance increased by approximately $3,093 and $3,232, respectively.

The Company has no tax positions at March 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2010 and 2009 the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2010 and 2009.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2010 the Company has 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

The $166,660 comprehensive loss as of March 31, 2010, less the $67,000 cash received for stock and the $10,478 imputed interest on loans from stockholders yields a stockholders’ deficit of $89,182.

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

MARCH 31, 2010 AND 2009 (UNAUDITED)

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

During the three months ended March 31, 2010 the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to March 31, 2010 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company imputes simple interest of 6% per annum as interest expense with the related-party, donated interest as additional paid-in capital.  Total interest expense reported may include interest or finance charges other than the related-party donated interest.  The Company recorded related-party interest of $1,283 and $754, respectively, during the three months ended March 31, 2010 and 2009, bringing the total of related-party interest to $10,478 from inception, May 9, 2005, to March 31, 2010.  Other interest expense of $618 brought the total interest reported since inception to $11,096 as of March 31, 2010.  Because the related-party notes are payable on demand, they are reported as current liabilities.  As of March 31, 2010 and 2009, the Company owed $88,192 and $56,989, respectively, to the stockholder.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of March 31, 2010.  The ($1,565) effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

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

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2010 through the date the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2009, audited financial statements.  This raises substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($88,192 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

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

Results of Operations

Our cash in the bank at March 31, 2010 was $2,067.  For the period from inception (May 9, 2005) to March 31, 2010, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $165,095 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through March 31, 2010 was $155,192.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $88,192 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $88,192 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of March 31, 201p0, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to March 31, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                      OKANA VENTURES, INC.

May 12, 2010

                                                             /s/ Michael Upham

Date

                      MICHAEL UPHAM, PRESIDENT