Form 10-Q
period 2010-06-30
Okana Ventures, Inc.
filed 2010-08-03
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2010, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2010 AND 2009

WITH CUMULATIVE TOTALS SINCE INCEPTION

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets as of June 30, 2010 (unaudited) and

        December 31, 2009

    Condensed Statements of Operations and Comprehensive Loss for the

        Three and Six Months Ended June 30, 2010 and 2009 (unaudited) with

        Cumulative Totals Since Inception

    Condensed Statements of Cash Flows for the Six Months Ended June 30,

  2010 and 2009 (unaudited) with Cumulative Totals Since Inception

    Notes to Condensed Financial Statements

     4-12

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$ (184)	$ 2,515
Prepaid expenses and deposits	50	2,550
Total Current Assets	(134)	5,065

TOTAL ASSETS	$ (134)	$ 5,065

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 3,168	$ 2,500
Notes payable to stockholder (note 6)	90,608	83,692

Total Current Liabilities	93,776	86,192

Total Liabilities	93,776	86,192

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	78,493	75,860
Cumulative other comprehensive gain or (loss)	(1,082)	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(171,656)	(156,256)

Total Stockholders' (Deficit)	(93,910)	(81,127)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ (134)	$ 5,065

The accompanying notes are an integral part of the condensed financial statements.

1

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		May 9, 2005
					(Inception)
	2010	2009	2010	2009	to June 30, 2010

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	$ 1,097
Mineral property costs	-	-	-	-	47,540
Consulting	-	-	-	-	1,200
Professional fees	4,140	3,490	11,545	11,083	78,386
Administrative expenses	843	3,236	994	3,949	37,808
Taxes and licenses	200	-	200	-	375
Total Operating Expenses	5,183	6,726	12,739	15,032	166,406

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest (Expense), net	(1,378)	(1,026)	(2,661)	(1,953)	(12,474)

Total other income and (expense)	(1,378)	(1,026)	(2,661)	(1,953)	(5,250)

NET LOSS APPLICABLE TO COMMON SHARES	$ (6,561)	$ (7,752)	$ (15,400)	$ (16,985)	$ (171,656)

Foreign currency translation adjustment	483	(1,147)	(16)	(1,433)	(1,082)

COMPREHENSIVE LOSS	$ (6,078)	$ (8,899)	$ (15,416)	$ (18,418)	$ (172,738)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed financial statements.

1

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		May 9, 2005
			(Inception)
	2010	2009	to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,400)	$ (16,985)	$ (171,656)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	2,633	1,721	11,828
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	2,500	(275)	(50)
Increase (decrease) in accounts payable and
accrued expenses	668	(6,130)	3,168
Total adjustments	5,801	(4,684)	14,946

Net cash (used in) operating activities	(9,599)	(21,669)	(156,710)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	6,916	23,986	90,608

Net cash provided by financing activities	6,916	23,986	157,608

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(16)	(1,433)	(1,082)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,699)	884	(184)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ (184)	$ 1,032	$ (184)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

NON-CASH FINANCING:
Interest forgiven credited to Additional Paid-in Capital	$ 2,633	$ 1,721	$ 11,828

The accompanying notes are an integral part of the condensed financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had ($184) and $2,515 in cash and cash equivalents as of June 30, 2010 and December 31, 2009, respectively.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

Net income (loss)	$ (15,400)	$ (16,985)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common
shares outstanding (Diluted)	3,350,000	3,350,000
Net loss per share
(Basic and diluted)	$ (0.00)	$ (0.01)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Income or (Loss) Per Share of Common Stock (Continued)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2010-20, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December of 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166.  Also in

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

In January of 2010 the FASB issued seven ASUs.  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities..  2010-07 applies to mergers and acquisitions of not-for-profit entities.  None of these updates has any current applicability to the Company’s financial reporting.

In February of 2010 the FASB issued three ASUs.  2010-08 contains technical corrections clarifying guidance on embedded derivatives and hedging.  2010-10, Consolidation (Topic 810) contains amendments for certain investment funds.  Neither of these ASU’s has any current applicability to the Company’s financial reporting.  2010-09, Subsequent Events (Topic 855), however, will be adopted by the Company immediately.  2010-09 requires that SEC filers, along with certain bond obligors, are required to evaluate subsequent events through the date that financial statements are issued but are not required to disclose the date through which subsequent events have been evaluated.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

In March of 2010 the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which contains a scope exception related to embedded credit derivatives.  2010-11 has no current applicability to the Company’s financial reporting.

In April of 2010 the FASB issued  seven ASU’s.  2010-12, Income Taxes (Topic 740), deals with the accounting effect of a date difference between the 3/23/10 signing of the Patient Protection And Care Act, itself, and the signing of the Health Care And Education Reconciliation Act of 2010 on 3/30/2010.  2010-13, Compensation (Topic 718), provides guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying security trades.  2010-14. Accounting for Extractive Activities-Oil and Gas, contains an amendment to Paragraph 932-10-599-1.  2010-15, Financial Services-Insurance (Topic 944), directs the manner in which investments held through separate accounts affect an insurer’s consolidation analysis of those investments.  2010-16, Entertainment-Casinos (Topic 924), guides accruals for jackpot liabilities.  2010-17, Revenue Recognition-Milestone Method (Topic 605), provides guidance on when to apply the milestone method for research and development transactions and on the definition of a milestone for use in application of the method.  2010-18, Receivables (Topic 310), guides accounting for a loan modification when the loan is a part of a pool accounted for as a single asset.  None of these updates is applicable to the Company’s current accounting practices or financial reporting.

In May, 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830), which provides guidance for disclosures where there are multiple exchange rates.  A Venezuelan official rate and a parallel Bolivar exchange rate may result in a difference between actual US Dollar-denominated balances and reported balances.  This update guides the required disclosure.  This update has no effect on the Company’s current accounting practices or financial reporting.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through June 30, 2010 of approximately $171,656 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $60,080 were offset by the valuation allowance.  For the six months ended June 30, 2010 and 2009 the allowance increased by approximately $5,390 and $5,945, respectively.

The Company has no tax positions at June 30, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2010 and 2009 the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2010 and 2009.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2010 the Company had 100,000,000 shares of common stock authorized and 3,350,000 issued and outstanding.

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

The $172,738 comprehensive loss as of June 30, 2010, less the $67,000 cash received for stock and the $11,828 imputed interest on loans from stockholders yields a stockholders’ deficit of $93,910.

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

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

On April 12, 2008, the Company gave notice of termination of the Agreement, effective April 18, 2008.  As a result, the Company has no further obligations or rights for purchase or exploration of those mineral claims.  The Company plans to evaluate other properties for future acquisition and exploration

During the six months ended June 30, 2010 the Company made no payments on the property, leaving total property payments made during the period of May 9, 2005 (inception) to June 30, 2010 at $20,000 CAD, recorded as $17,818 USD.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party donated interest.  The Company recorded related-party interest of $2,633 during the six months ended June 30, 2010, bringing the total of related-party interest to $11,828 from inception, May 9, 2005 to June 30, 2010.  Other interest expense of $646 brought the total interest reported since inception to $12,474 as of June 30, 2010.  Because the related-party notes are due on demand they are reported as current liabilities. As of June 30, 2010 and December 31, 2009, the Company owed $90,608 and $83,692, respectively, to the stockholder.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of June 30, 2010.  The ($1,082) effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a Cumulative Currency Translation Adjustment.

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

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2010 through the date the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2009, audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($88,192 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

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

Results of Operations

Our cash in the bank at June 30, 2010 was $2,067.  For the period from inception (May 9, 2005) to June 30, 2010, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $165,095 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through June 30, 2010 was $155,192.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to June 30, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                 OKANA VENTURES, INC.

August 3, 2010

                                                           /s/ Michael Upham

Date

                                  MICHAEL UPHAM, PRESIDENT