Form 10-Q/A
period 2010-06-30
Okana Ventures, Inc.
filed 2010-11-03
CIK 1378076

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

        Cumulative Totals Since Inception

       2

    Condensed Statements of Cash Flows for the Six Months Ended June 30,

  2010 and 2009 (unaudited) with Cumulative Totals Since Inception

      3

    Notes to Condensed Financial Statements

     4-12

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 116	$ 2,515
Prepaid expenses and deposits	50	2,550
Total Current Assets	166	5,065

TOTAL ASSETS	$ 166	$ 5,065

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 3,468	$ 2,500
Notes payable to stockholder (note 6)	90,608	83,692

Total Current Liabilities	94,076	86,192

Total Liabilities	94,076	86,192

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	78,493	75,860
Cumulative other comprehensive gain or (loss)	(1,082)	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(171,656)	(156,256)

Total Stockholders' (Deficit)	(93,910)	(81,127)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 166	$ 5,065

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

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		May 9, 2005
			(Inception)
	2010	2009	to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,400)	$ (16,985)	$ (171,656)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	2,633	1,721	11,828
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	2,500	(275)	(50)
Increase (decrease) in accounts payable and
accrued expenses	968	(6,130)	3,468
Total adjustments	6,101	(4,684)	15,246

Net cash (used in) operating activities	(9,299)	(21,669)	(156,410)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	6,916	23,986	90,608

Net cash provided by financing activities	6,916	23,986	157,608

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(16)	(1,433)	(1,082)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,399)	884	116

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 116	$ 1,032	$ 116

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

NON-CASH FINANCING:
Interest forgiven credited to Additional Paid-in Capital	$ 2,633	$ 1,721	$ 11,828

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $116 and $2,515 in cash and cash equivalents as of June 30, 2010 and December 31, 2009, respectively.

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

Our auditors have issued a going concern opinion on our December 31, 2009, audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($90,608 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

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

Results of Operations

Our cash in the bank at June 30, 2010 was $116.  For the period from inception (May 9, 2005) to June 30, 2010, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $171,656 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through June 30, 2010 was $157,608.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $90,608 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $90,608 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

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

                                 OKANA VENTURES, INC.

November 1, 2010

                                                                  /s/ Michael Upham

Date

                                  MICHAEL UPHAM, PRESIDENT