Form 10-Q
period 2010-09-30
Okana Ventures, Inc.
filed 2010-11-10
CIK 1378076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2010, the Company had 3,350,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

  SEPTEMBER 30, 2010 AND 2009

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Condensed Balance Sheets

   1

    Condensed Statements of Operations and Comprehensive Loss - Unaudited

       2

    Condensed Statements of Cash Flows - Unaudited

       3

    Notes to Condensed Financial Statements

        4-14

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 67	$ 2,515
Prepaid expenses and deposits	1	2,550
Total Current Assets	68	5,065

TOTAL ASSETS	$ 68	$ 5,065

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 2,753	$ 2,500
Notes payable to stockholder (note 6)	100,419	83,692

Total Current Liabilities	103,172	86,192

Total Liabilities	103,172	86,192

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	79,961	75,860
Cumulative other comprehensive gain or (loss)	(1,393)	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(182,007)	(156,256)

Total Stockholders' (Deficit)	(103,104)	(81,127)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 68	$ 5,065

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended		Nine Months Ended		Cumulative Totals
	September 30,		September 30,		May 9, 2005
					(Inception) to
	2010	2009	2010	2009	September 30, 2010

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	5,000	-	5,000	-	52,540
Consulting	-	-	-	-	1,200
Professional fees	3,438	4,030	14,983	15,113	81,824
Administrative expenses	430	576	1,424	4,525	38,238
Taxes and licenses	-	-	200	-	375
Total Operating Expenses	8,868	4,606	21,607	19,638	175,274

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,483)	(1,137)	(4,144)	(3,090)	(13,957)

Total other income and (expense)	(1,483)	(1,137)	(4,144)	(3,090)	(6,733)

NET LOSS APPLICABLE TO COMMON SHARES	$ (10,351)	$ (5,743)	$ (25,751)	$ (22,728)	$ (182,007)

Foreign currency translation adjustment	(311)	(985)	(327)	(2,419)	(1,393)

COMPREHENSIVE LOSS	$ (10,662)	$ (6,728)	$ (26,078)	$ (25,147)	$ (183,400)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended		Cumulative Totals
	September 30,		May 9, 2005
			(Inception) to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,751)	$ (22,728)	$ (182,007)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	4,101	2,858	13,296
Changes in assets and liabilities
Decrease (increase) in prepaid expenses and deposits	2,549	-	(1)
Increase (decrease) in accounts payable and
accrued expenses	253	(4,255)	2,753
Total adjustments	6,903	(1,397)	16,048

Net cash (used in) operating activities	(18,848)	(24,125)	(165,959)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	16,727	28,972	100,419

Net cash provided by financing activities	16,727	28,972	167,419

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(327)	(2,419)	(1,393)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,448)	2,428	67

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 67	$ 2,576	$ 67

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

NON-CASH FINANCING:
Interest forgiven credited to Additional Paid-in Capital	$ 4,101	$ 2,858	$ 13,296

The accompanying notes are an integral part of the condensed unaudited financial statements.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had $67 and $2,515 in cash and cash equivalents as of September 30, 2010 and December 31, 2009, respectively.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		NINE MONTHS ENDED
		SEPTEMBER 30,
		2010	2009

Net income (loss)		$ (25,751)	$ (22,728)

Weighted average common
shares outstanding (Basic)		3,350,000	3,350,000

	Options	-	-
	Warrants	-	-

Weighted average common
shares outstanding (Diluted)		3,350,000	3,350,000
Net loss per share
(Basic and diluted)		$ (0.01)	$ (0.01)

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2010-26, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December of 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166.  Also in

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

In January of 2010 the FASB issued seven ASUs.  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities.  2010-07 applies to mergers and acquisitions of not-for-profit entities.  None of these updates has any current applicability to the Company’s financial reporting.

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

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

In May, 2010, the FASB issued ASU  2010-19, Foreign Currency (Topic 830), which provides guidance for disclosures where there are multiple exchange rates.  A Venezuelan official rate and a parallel Bolivar exchange rate may result in a difference between actual US Dollar-denominated balances and reported balances.  This update guides the required disclosure.  This update has no effect on the Company’s current accounting practices or financial reporting.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The update enhances disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update has no effect on the Company’s current accounting practices or financial reporting.

In August, 2010 the FASB issued ASU No. 2010-21.  This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026.  The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update has no effect on the Company’s current accounting and reporting practices.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

In August, 2010 the FASB issued ASU No. 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs.  This update amends various SEC paragraphs based on external comments and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers.  This update has no effect on the Company’s current accounting and reporting practices at this time.

In August, 2010 the FASB issued ASU No. 2010-23, Health Care Entities (Topic 954), Measuring Charity Care for Disclosure.  Due to the lack of comparability existing due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes on cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures.  This update has no effect on the Company’s accounting and reporting practices.

Also in August, 2010 the FASB issued ASU No. 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation.  Claim liabilities are to be determined with no regard for recoveries and presented gross.  Expected recoveries are presented separately.  This update has no effect on the Company’s accounting and reporting practices.

In September, 2010 the FASB issued ASU No. 2010-25, Plan Accounting – Defined Contribution Plans (Topic 962), Reporting Loans to Participants by Defined Contribution Plans.  Rather than report loans at fair value by adjusting for observable and non-observable inputs, participants’ loans are to be valued at principal plus accrued interest.  Rather than classify loans as Plan Investments, loans are to be reported separately as Notes Receivable from Plan Participants.  This ASU has no effect on the Company’s accounting and reporting practices at this time.

In October, 2010 the FASB issued ASU No. 2010-26, Financial Services -Insurance (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU seeks to standardize the definitions and determination of which insurance contract costs qualify for deferral.  This ASU has no effect on the Company’s accounting and reporting practices.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stages since its formation on May 9, 2005 and has not yet realized any operating revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized.  Such costs, when capitalized, will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through September 30, 2010 of approximately $182,007 will begin to expire in 2025.  Accordingly, deferred tax assets of approximately $63,702 were offset by the valuation allowance.  For the nine months ended September 30, 2010 and 2009 the allowance increased by approximately $9,012 and $7,954, respectively.

The Company has no tax positions at September 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended September 30, 2010 and the year ended December 31, 2009 the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2010 and December 31, 2009.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2010 the Company had 100,000,000 shares of common stock, par value $.0001 per share, authorized and 3,350,000 issued and outstanding.

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

The $183,400 comprehensive loss as of September 30, 2010, less the $67,000 cash received for stock and the $13,296 imputed interest on loans from stockholders yields a stockholders’ deficit of $103,104.

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

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

On August 9, 2010 the Company, as Optionee, entered into an Agreement to purchase a partially developed mineral claim in British Columbia, Canada.  The Optionor is a company of which the Company’s President is also the President.  The Company can acquire title to the claim by payment of $2,500 USD upon signing the Agreement and another $2,500 USD by August 31, 2010 and by carrying out a $200,000 (Canadian dollars, CAD) program of exploration and development.  The Company had paid the initial $5,000 as of August 31, 2010, reported as a mineral property expense.  The exploration program consists of incurring exploration and development expense according to the following schedule:

     By August 31, 2011:  $25,000 CAD

     By August 31, 2012:  $25,000 CAD additionally

     By August 31, 2013:  $50,000 CAD additionally and

     By August 31, 2014:  $100,000 CAD to complete the purchase.

Upon fulfillment of the purchase price the Company assumes an obligation to pay a royalty of 2% of net smelter returns to the original owner of the claim, with an option to reduce the royalty to 1% upon payment of $500,000 CAD or to eliminate the royalty by payment of $1,000,000 CAD.  Additionally, the Company assumes an obligation to pay an identical 2% royalty and payout opportunity to the Optionor.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 -

ACQUISITION OF MINERAL RIGHTS (CONTINUED)

During the period of May 9, 2005 (inception) to September 30, 2010 the Company has paid $20,000 CAD, recorded as $17,818 USD, and $5,000 USD for property acquisitions.  In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD, for a total of $52,540 mineral property costs.

NOTE 6 -

NOTES PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party donated interest.  The Company recorded related-party interest of $4,101 and other interest of $43 during the nine months ended September 30, 2010, bringing the total of related-party interest to $13,296 from inception, May 9, 2005 to September 30, 2010.  Other interest expense of $661 brought the total interest reported since inception to $13,957 as of September 30, 2010.  Because the related-party notes are due on demand they are reported as current liabilities. As of September 30, 2010 and December 31, 2009, the Company owed $100,419 and $83,692, respectively, to the stockholder.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Transactions denominated in Canadian dollars are revalued to the United States dollar equivalent as of the transaction date.  Assets and liabilities are revalued as of September 30, 2010.  The ($1,393) effect of change in exchange rates from the transaction dates to the reporting date is reported as a Cumulative Currency Translation Adjustment.

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

In view of these matters, realization of the assets of the Company is dependent upon its ability to meet its financial requirements through equity financing and future operations.  These financial statements do not include adjustments relating to the recoverability and classification of asset amounts and classification of liabilities that might be necessary should the Company be unable to continue.

OKANA VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2010 through the date the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our December 31, 2009, audited financial statements.  This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007.  The funds raised, together with the loans and purchase of shares by the directors ($100,419 in loans and $17,000 in share purchases) provided us with the funds necessary to complete the initial exploration program on our mineral property.

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

To our knowledge, the mineral property upon which we carried out our initial exploration program (the “Westmoreland Property”) has never been mined.  Based on a filed British Columbia assessment report (Assessment Report #17870) there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Westmoreland Property in 1988 by Getchell Resources; however, we know of no follow-up work on that portion of the property or any work whatsoever on the balance of the Westmoreland Property.  The Westmoreland Property was claimed by Roger William MacInnis and Warner Gruenwald, jointly, and was examined and reported on by Mr. Gruenwald, Professional Geologist, before being acquired by us.

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

We commenced the balance of our initial exploration program in June, 2007, which consisted of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work was focused on prospecting the numerous new roads and clear cuts to see if such activity had exposed previously covered bedrock.  Areas of alteration, fault zones and especially quartz veining (float or in situ) were explored by establishing grids along which soil sampling was conducted.  Streams were sampled by collecting silt and heavy mineral concentrates.  The soil samples were analyzed to determine if elevated amounts of minerals were present.  The results were then plotted on a map to determine where the elevated areas of mineralization occur.  Rock sampling and geological mapping and prospecting were done by competent professionals.  Preliminary geophysical surveying was also done to try and locate anomalies which may be caused by mineralization not evident on the surface. Our samples were sent to registered assayers in Vancouver, British Columbia. Based upon the results of the exploration, management determined, in consultation with our consultants, that the Westmoreland Property did not warrant further exploration work.

On August 9, 2010, we entered into an agreement with Beeston Enterprises Ltd ("Beeston"), under which Beeston granted the Company an option to purchase a certain mineral property, comprising approximately 478 hectares, located in the Clinton Mining District of British Columbia, Canada (the "Bradley Creek Property"). Under the terms of the option agreement, the Company can acquire this property from Beeston upon the payment of $2,500 (U.S.) at the time of signing and a further payment of $2,500 (U.S.) on or before August 31, 2010, which latter two cash payments have been made by the Company, plus carrying out a work program of $200,000 (CAD) over a four year period thereafter.  This work program requires $25,000 (CAD) of exploration work in each of the first two years, $50,000 (CAD) of exploration work in the third year and $100,000 (CAD) of exploration work in the fourth year. Upon the acquisition of the Bradley Creek Property by the Company, it will be subject to a royalty of 2% of net smelter returns payable to Candorado Operating Company Ltd., with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to Beeston, with a payout of $2,000,000 (CAD).  Our president, Michael Upham, is also the president of Beeston.

Very little exploration has been carried out on the Bradley Creek Property to date, other than a small work program consisting of soil and rock sampling and limited geological mapping.  It is our intention to carry out further exploration of a similar nature on those areas of the Property, as determined from a review of the report of the earlier exploration, by a geologist to be retained for this purpose.  This exploration is planned for early next year and will involve a work program of approximately $25,000 CAD as required under the terms of the option agreement.  We hope to be able to raise the necessary funds for this planned work program through the sale of additional shares of the Company or by arranging some form of debt financing.

Management has not received any fees for its services.  The proceeds from our offering were designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald, for the Westmoreland Property.  The cost of the initial exploration work program was approximately $30,000.  Management will continue to seek to acquire an interest in additional mineral properties upon which to continue with our objective of locating a mineral deposit that is commercially viable to mine.   Additional funding will be required in order for us to carry out exploration on the Bradley Creek property as well as for acquiring other mineral properties.  We anticipate that we will raise additional financing by way of the sale of stock or the issuance of debt in order to undertake the exploration planned for the Bradley Creek Property as well as to acquire any other mineral claims.

We do not intend to hire any employees at this time.  Any work on any property in which we acquire an interest will be conducted by unaffiliated independent contactors that we will hire.  Depending on the stage of exploration we reach on any mineral property, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

Results of Operations

Our cash in the bank at September 30, 2010 was $67.  For the period from inception (May 9, 2005) to September 30, 2010, other than for some miscellaneous consulting revenue, we had no operating revenues and incurred net operating losses of $182,007 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Net cash provided by financing activities since inception (May 9, 2005) through September 30, 2010 was $167,419.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500.  All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering.   Michael Upham, our President, CEO, Secretary and Treasurer, has provided us with various loans totaling $100,419 for legal fees, audit fees, mineral property acquisition and working capital.  The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand.  Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

We completed our initial public offering, raising the minimum amount of $50,000 under our SB-2 registration statement.  The offering closed June 18, 2007.  We then proceeded with the exploration of the Westmoreland Property, using the funds raised from our offering.  However, based on the results of our initial exploration program of work carried out on the Westmoreland Property, we decided not to proceed any further with exploration of that property and have since acquired another mining property that is in the early stages of exploration and development.  As a result, additional funds will now be required to continue with our initial business plan.  We will have to find alternative sources, such as a second public offering, a private placement of securities or additional loans from our officers or others in order to continue with our objective of locating a mineral deposit that is commercially viable to mine.

This matter has been reviewed with our officers and directors, and Mr. Upham, who, as a director, had advanced funds as needed prior to the completion of the public offering, and will continue to advance funds as needed while we pursue additional funding.   There are no written agreements covering these loans, and the loans are payable on demand without interest. Mr. Upham has advanced $100,419 to date.  At the present time, we have not made any arrangements to raise additional cash.  Other than as described in this paragraph, we currently have no other financing plans.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in Okana’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to September 30, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                 OKANA VENTURES, INC.

November 10, 2010

                                             /s/ Michael Upham___________________

Date

                                 Michael Upham, President