Form 10-K
period 2010-12-31
Okana Ventures, Inc.
filed 2011-04-15
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 001-33715

OKANA VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco,
Delgacion Miguel Hidalgo, Mexico City, Mexico	11540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(775) 636-6986

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	Over-The-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [X]     No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [   ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,350,000 common shares as of April 9, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Okana" mean Okana Ventures, Inc.

General Overview

Okana Ventures, Inc. was incorporated on May 9, 2005, in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We have conducted exploration activities on one property. Recorded title to the property upon which we conducted exploration activities was not held in our name. Title to the property was recorded in the name of Ronnie Birch, our past-president, who held the property in trust for our company. This property is located in British Columbia, Canada, and consists of 3 mining claims, comprising 722.655 hectares. We explored for gold on the property. Based on the results of our exploration we decided not to proceed with any further exploration and returned the title to the property to the previous title holders.

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

At the present, we have no employees and only one officer and director.

Our company’s common stock has been assigned the ticker symbol OKNV and has been approved for trading on the Over-The-Counter Bulletin Board. However, no trading market has developed.

Our principal office address is Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco, Delgacion Miguel Hidalgo, Mexico City, Mexico and our telephone number is (775) 636-6986.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Westmoreland Property

To our knowledge, the mineral property upon which we carried out our initial exploration program on the Westmoreland property has never been mined. Based on a filed British Columbia assessment report (Assessment Report #17870) there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Westmoreland Property in 1988 by Getchell Resources; however, we know of no follow-up work on that portion of the property or any work whatsoever on the balance of the Westmoreland property. The Westmoreland Property was claimed by Roger William MacInnis and Warner Gruenwald, jointly, and was examined and reported on by Mr. Gruenwald, Professional Geologist, before being acquired by us.

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

Bradley Creek Property

On August 9, 2010, we entered into an agreement with Beeston Enterprises Ltd., under which Beeston granted our company an option to purchase a certain mineral property, comprising approximately 478 hectares, located in the Clinton Mining District of British Columbia, Canada, known as the Bradley Creek property. Under the terms of the option agreement, we can acquire this property from Beeston upon the payment of $2,500 (U.S.) at the time of signing and a further payment of $2,500 (U.S.) on or before August 31, 2010, which latter two cash payments have been made by our company, plus carrying out a work program of $200,000 (CAD) over a four year period thereafter. This work program requires $25,000 (CAD) of exploration work in each of the first two years, $50,000 (CAD) of exploration work in the third year and $100,000 (CAD) of exploration work in the fourth year. Upon the acquisition of the Bradley Creek property by our company, it will be subject to a royalty of 2% of net smelter returns payable to Candorado Operating Company Ltd., with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to Beeston, with a payout of $2,000,000 (CAD). Our former president, Michael Upham, is also the president of Beeston.

Very little exploration has been carried out on the Bradley Creek property to date, other than a small work program consisting of soil and rock sampling and limited geological mapping. If we feel such is warranted, we may carry out further exploration of a similar nature on those areas of the property, as determined from a review of the report of the earlier exploration, by a geologist to be retained for this purpose. We hope to be able to raise the necessary funds for any work program through the sale of additional shares of our company or by arranging some form of debt financing, although we can provide no assurances that this is possible.

Management has not received any fees for its services. The proceeds from our offering were designed primarily to fund the costs of the initial exploration program recommended by our geologist, Mr. Warner Gruenwald, for the Westmoreland property. The cost of the initial exploration work program was approximately $30,000. Management will continue to seek to acquire an interest in additional mineral properties upon which to continue with our objective of locating a mineral deposit that is commercially viable to mine. Additional funding will be required in order for us to carry out exploration on the Bradley Creek property as well as for acquiring other mineral properties. We anticipate that we will raise additional financing by way of the sale of stock or the issuance of debt in order to undertake the acquisition of any other mineral claims.

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

Investment Policies

There are no restrictions or limitations on the percentage of assets which our company may invest in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for trading on the Over-the-Counter Bulletin Board on October 15, 2007, under the Symbol OKNV. However, since that time, there has been no trading activity.

At the present time, there are no assets available for the payment of dividends. We do not anticipate paying any dividends in the next twelve months.

Our Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.0001. The stockholders: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our board of directors; (b) are entitled to share ratably in all of the assets of our company available for distribution upon winding up of the affairs of our company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the shares are not convertible into any other security. There are no restrictions on dividends under any loans, other financing arrangements or otherwise. See a copy of the Articles of Incorporation, Bylaws of our company, and any amendments thereto, attached as exhibits to our previously filed SB-2. As of December 31, 2010, we had 3,350,000 shares of common stock outstanding.

Non-Cumulative Voting

The common stockholders of our company do not have cumulative voting rights, which means that the stockholders which hold more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our company's directors.

Share Purchase Warrants

At December 31, 2010, no share purchase warrants were outstanding.

Share Purchase Options

At December 31, 2010, there were no share purchase options outstanding.

Dividend Policy

We do not currently intend to pay cash dividends. Our proposed dividend policy is to make distributions of its revenues to its stockholders when our board of directors deems such distributions appropriate. Because we do not intend to make cash distributions, shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of our company. A distribution of revenues will be made only when, in the judgment of our board of directors, it is in the best interest of our stockholders to do so. Our board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and our internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent

The registrar and stock transfer agent of our company was Island Stock Transfer, of Suite 104N, 100 Second Avenue South, St. Petersburg, Florida, 33701, from September 21, 2007 to July 1, 2009. On July 1, 2009 we changed our registrar and transfer agent to Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada, 89119.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	December 31, 2010
	December 31,	December 31,	and Year Ended
	2010	2009	December 31, 2009
	$	$	$
Organizational expenses	Nil	Nil	Nil
Speculative mining expenses	5,000	Nil	5,000
Consulting fees	Nil	Nil	Nil
Professional fees	19,073	18,625
Administrative expenses	1,479	4,649	3,170
Taxes and licenses	200	Nil	200
Miscellaneous consulting income	Nil	Nil	Nil
Foreign currency transaction (loss)	(1,934)	Nil	(1,934)
Interest, net	(5,850)	(4,303)	(1,547)
Foreign currency translation adjustment	Nil	(2,989)	(2,989)
Net loss and comprehensive loss for the period	(33,536)	(30,566)	(2,970)

Our cash in the bank at December 31, 2010 was $58. For the period from inception (May 9, 2005) to December 31, 2010 we had no operating revenues and incurred net operating losses of $189,792 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009

Current assets	$58	$5,065
Current liabilities	108,017	86,192
Working capital	$(107,959)	$(81,127)

Cash Flows
	Year Ended
	December 31,		December 31
	2010		2009
Cash flows from (used in) operating activities	$(21,841)		$(29,686)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	18,318		$35,042
Net increase (decrease) in cash during period	$(2,457)		$2,367

Operating Activities

Net cash used in operating activities was $21,841 for our year ended December 31, 2010 compared with cash used in operating activities of $29,686 in the same period in 2009. The decrease of $7,845 used in operating activities is mainly attributable to changes in accounts payable and a decrease in administrative expenses.

Investing Activities

Net cash used in investing activities was $Nil for our year ended December 31, 2010 compared to net cash provided by investing activities of $Nil in the same period in 2009.

Financing Activities

Net cash from financing activities was $18,318 for our year ended December 31, 2010 compared to $35,042 in the same period in 2009. The decrease was mainly attributable to a decrease in notes issued by stockholders.

In May, 2005, we entered into a mineral claim purchase agreement with Mr. MacInnis and Mr. Gruenwald under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years. The property was registered in the name of Mr. Birch, our former president, who held the property in trust for our company. Following management’s decision not to carry out any further exploration work on this property, we terminated the mineral claim purchase agreement and the property was transferred back to the vendors by Mr. Birch. Under the terms of the mineral claim purchase agreement, we have no further obligations for exploration or purchase of the property.

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500. All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering. Michael Upham, our former president, chief executive officer, secretary and treasurer, has provided us with various loans totaling $102,010 for legal fees, audit fees, mineral property acquisition and working capital as at December 31, 2010. The amount owed to Mr. Upham is non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities, and we record interest at 6% per annum as additional paid-in capital.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

There is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until we acquire a mining property and carry out sufficient exploration and development work that would result in our being able to begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on any mining property we may acquire. Our only other source for cash at this time is investments by others. We must raise cash to acquire and undertake the exploration of a mining property and stay in business. We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007. The funds raised, together with the loans and purchase of shares by the directors ($83,692 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland property which we had previously acquired. Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property. In April, 2008 we terminated the mineral purchase agreement and transferred title to the Westmoreland property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the mineral purchase agreement. We have no further liability in relation to these mining properties.

We conduct research in the form of exploration of a mining property. We are currently searching for a mining property in its early stage of development upon which to conduct exploration. At the present time, we have no plans to buy or sell any plant or significant equipment during the next twelve months.

Our exploration objective is to find an ore body containing gold. We must acquire a mining property that is in the early stage of development to carry out our exploration objective. We conduct exploration to determine what amount of minerals, if any, exist on a mining property, and if any minerals which are found can be economically extracted and profitably processed. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what the costs will be until we find mineralized material. Until we find enough mineralized material that is economically feasible to remove, we will have to continue to raise additional funds to carry out exploration of a mining property. We will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not acquired any interest in a mining property or the right to acquire any interest in a mining property by the conduct of exploration and have not raised any additional money.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Exploration Stage Company

Our company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entity,” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. Our company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. Our company had $58 and $2,515 in cash and cash equivalents as of December 31, 2010 and 2009, respectively.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” our company expenses all costs incurred in connection with the start-up and organization of our company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in our company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-02, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Mineral Acquisition and Exploration Costs

Our company has been in the pre-exploration and exploration stages since its formation on May 9, 2005 and has not yet realized any operating revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized. Such costs, when capitalized, will be depreciated using the units-of-production method over the estimated life of the probable reserves.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Included herewith are the following financial statements:

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The accompanying notes are an integral part of these financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee

Okana Ventures, Inc.
Mexico City, Mexico

We have audited the balance sheets of Okana Ventures, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and for the period from May 9, 2005 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from May 9, 2005 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has liquidity problems, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

April 14, 2011

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
Current Assets

Cash and cash equivalents	$58	$2,515
Prepaid expenses and deposits	-	2,550

Total Current Assets	58	5,065

TOTAL ASSETS	$58	$5,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts payable	$6,007	$2,500
Notes payable - stockholder (note 6)	102,010	83,692

Total Current Liabilities	108,017	86,192

Total Liabilities	108,017	86,192

STOCKHOLDERS' DEFICIT

Common stock, par value $.0001, 100,000,000 shares authorized and 3,350,000 issued and outstanding	335	335
Additional paid-in capital	81,498	75,860
Cumulative other comprehensive gain or (loss)	-	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(189,792)	(156,256)

Total Stockholders' Deficit	(107,959)	(81,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58	$5,065

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ending		Cumulative Total
	December 31,		From Inception,
			May 9, 2005, to
	2010	2009	December 31, 2010

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Speculative mining expenses	5,000	-	52,540
Consulting	-	-	1,200
Professional fees	19,073	18,625	85,914
Administrative expenses	1,479	4,649	38,293
Taxes and licenses	200	-	375
Total Operating Expenses	25,752	23,274	179,419

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Foreign currency transaction losses	(1,934)		(1,934)
Interest, net	(5,850)	(4,303)	(15,663)
Total Other Income and (Expense)	(7,784)	(4,303)	(10,373)

NET LOSS APPLICABLE TO COMMON SHARES	$(33,536)	$(27,577)	$(189,792)

Foreign currency translation adjustment	-	(2,989)	-

COMPREHENSIVE LOSS	$(33,536)	$(30,566)	$(189,792)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2010

					Other
	Common Stock		Additional	Deficit accumulated	Compre-	Stockholders'
	Shares	Amount	Paid-in Capital	during the explor-	hensive Gain	Deficit
				ation stages	or (Loss)
May 9, 2005 (Inception)	-	-	-	-		-
Issuance of common stock for cash, May 10, 2005	75,000	$8	$1,492	$-	$-	$1,500
Interest - related party (note 6)	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash, July 31, 2006	775,000	77	15,423	-	-	15,500
Interest - related party (note 6)	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash, June, 2007	2,500,000	250	49,750	-	-	50,000
Interest - related party (note 6)	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party (note 6)	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	335	71,789	(128,679)	1,923	(54,632)
Interest - related party (note 6)	-		4,071	-	-	4,071
Net loss	-	-	-	(27,577)	-	(27,577)
Cumulative currency translation adjustment	-	-	-	-	(2,989)	(2,989)
Balance, December 31, 2009	3,350,000	335	75,860	(156,256)	(1,066)	(81,127)
Interest - related party (note 6)	-	-	5,638	-	-	5,638
Net loss	-	-	-	(33,536)	-	(33,536)
Cumulative currency translation adjustment	-	-	-	-	1,066	1,066
Balance, December 31, 2010	3,350,000	$335	$81,498	$(189,792)	$-	$(107,959)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, May 9, 2005
	2010	2009	to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,536)	$(27,577)	$(189,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - related party - contributed to capital	5,638	4,071	14,833
Changes in operating assets and liabilities
(Increase) or decrease in prepaid expenses and deposits	2,550	(2,550)	-
Increase or (decrease) in accounts payable	3,507	(3,630)	6,007
Net cash used in operating activities	(21,841)	(29,686)	(168,952)
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	18,318	35,042	102,010
Sale of common stock	-	-	67,000
Net cash provided by financing activities	18,318	35,042	169,010
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,066	(2,989)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,457)	2,367	58
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$58	$2,515	$58
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $58 and $2,515 in cash and cash equivalents as of December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2010	2009
Net income (loss)	$(33,536)	$(27,577)

Weighted average common shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	3,350,000	3,350,000

Net loss per share (Basic and diluted)	$(0.01)	$(0.01)

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recently Enacted Accounting Standards (Continued)

2011-02, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Mineral Acquisition and Exploration Costs

The Company has been in the pre-exploration and exploration stages since its formation on May 9, 2005 and has not yet realized any operating revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition rights and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized. Such costs, when capitalized, will be depreciated using the units-of-production method over the estimated life of the probable reserves.

NOTE 3-	PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry- forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2010 of approximately $189,792 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $66,427 were offset by the valuation allowance. For the years ended December 31, 2010 and 2009 the allowance increased by approximately $11,737 and $9,652, respectively.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3-	PROVISION FOR INCOME TAXES (CONTINUED)

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

NOTE 4 -	STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2010 the Company had 100,000,000 shares of common stock, par value $.0001 per share, authorized and 3,350,000 issued and outstanding.

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

The $189,792 comprehensive loss as of December 31, 2010, less the $67,000 cash received for stock and the $14,833 imputed interest on loans from stockholders yields a stockholders’ deficit of $107,959.

NOTE 5 -	ACQUISITION OF MINERAL RIGHTS

On May 27, 2005 the Company entered into an agreement (the Agreement) to purchase an undivided interest in mineral claims on property located in Canada (the Property) for $40,000 CAD. Due to the uncertainty of fluctuating exchange rates, payments on the Property are stated in CAD as follows:

Upon signing of the Agreement and transfer of title (paid)	$5,000
On or before May 27, 2006 (paid)	5,000
On or before May 27, 2007 (paid)	10,000
On or before May 27, 2008	20,000

TOTAL	$40,000

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In accordance with terms set forth in the Agreement, the Company can terminate the Agreement at any time, at which point the Company is released of all obligations. All property payments must be made within 30 days of the due date and all exploration work must be performed within 30 days of the required date, otherwise, the mineral property rights will revert back to the vendors. In addition, there is no guarantee that any exploration will yield mineral commodities. Accordingly, the Company expenses Property payments when paid and exploration costs as incurred.

On April 12, 2008, the Company gave notice of termination of the Agreement, effective April 18, 2008. As a result, the Company has no further obligations for purchase or exploration of those mineral claims. The Company plans to evaluate other properties for future acquisition and exploration.

On August 9, 2010 the Company, as Optionee, entered into an Agreement to purchase a partially developed mineral claim in British Columbia, Canada. The Optionor is a company of which the Company’s former President is also the President. The Company can acquire title to the claim by payment of $2,500 USD upon signing the Agreement and another $2,500 USD by August 31, 2010 and by carrying out a $200,000 (Canadian dollars, CAD) program of exploration and development. The Company had paid the initial $5,000 as of August 31, 2010, reported as a mineral property expense. The exploration program consists of incurring exploration and development expense according to the following schedule:

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
DECEMBER 31, 2010 AND 2009

NOTE 5 -	ACQUISITION OF MINERAL RIGHTS (CONTINUED)

During the period of May 9, 2005 (inception) to December 31, 2010 the Company has paid $20,000 CAD, recorded as $17,818 USD, and $5,000 USD for property acquisitions. In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD, for a total of $52,540 mineral property costs.

NOTE 6 -	NOTES PAYABLE TO STOCKHOLDERS

The Company’s former President, who is also a stockholder, regularly advanced funds to the Company in exchange for demand notes at a zero interest rate. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. Total interest expense may include interest or finance charges other than the related-party donated interest. The Company recorded related-party interest of $5,638 and other interest of $212 during the year ended December 31, 2010, bringing the total of related-party interest to $14,833 from inception, May 9, 2005 to December 31, 2010. Other interest expense of $830 brought the total interest reported since inception to $15,663 as of December 31, 2010. Because the related-party notes are due on demand they are reported as current liabilities. As of December 31, 2010 and 2009, the Company owed $102,010 and $83,692, respectively, to the stockholder.

NOTE 7 -	FOREIGN CURRENCY TRANSLATION

Transactions denominated in Canadian dollars are revalued to the United States dollar equivalent as of the transaction date. Assets and liabilities are revalued as of December 31, 2010. The ($1,934) effect of change in exchange rates from the transaction dates to the reporting date is reported as Foreign Currency Transaction Losses. Changes in asset and liability accounts resulting only from changes in exchange rates are reported as Comprehensive Income.

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
DECEMBER 31, 2010 AND 2009

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

The Company has evaluated events from December 31, 2010 through the date the financial statements were issued and has the following item to disclose:

•

Michael Upham resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director and on March 30, 2011 was replaced by Maria Peralta as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director. Concurrently with such change, Michael Upham assigned the related party notes payable to him to Ms. Peralta.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Control

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a set of processes designed by, or under the supervision of our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements. However, management believes that this material weakness did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

On March 30, 2011, we received a resignation from Michael Upham as our president, chief executive officer, chief financial officer, treasurer, secretary and director. Mr. Upham’s resignation was not due to any disagreement with us. Consequently, on March 30, 2011, Ms. Maria Peralta was appointed to act as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

As of March 30, 2011, our board of directors now consists of Maria Peralta.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date of Election or Appointment
Michael Upham (1)	54	Former President, Secretary, Treasurer, Chief Executive	May 9, 2005 and July 9, 2008
		Officer, Chief Financial Officer, Chief Accounting Officer, Director	to March 30, 2011
Maria Peralta (2)	55	President, Secretary, Treasurer, Chief Executive Officer,	March 30, 2011
		Chief Financial Officer, Chief Accounting Officer, Director

(1)	On March 30, 2011 Michael Upham resigned as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

(2)	On March 30, 2011 Maria Peralta was appointed as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

Michael Upham has been our secretary, treasurer, chief financial officer and chief accounting officer since inception and became president and chief executive officer on July 9, 2008. Mr. Upham was also a director of Beeston Enterprises Ltd., a developing company in the health service industry, from September 1999 to May 2005. Mr. Upham has been in the retail sales and marketing sector for over 35 years. He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977. In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985. In 1986, he became district sales manager for Playtex Canada Ltd. Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he held until his retirement in 2009. Mr. Upham resigned as our president, chief executive officer, chief financial officer, treasurer, secretary and director on March 30, 2011.

Maria Peralta was appointed as our president, secretary, treasurer, chief executive officer, chief financial officer and chief accounting officer on March 30, 2011. Ms. Peralta is a graduate of the Institute of Geology National Autonomous University of Mexico (UNAM) in Mexico City, Mexico. She has been involved with numerous exploration projects in Mexico and South America. We appointed Ms. Peralta as our officer and director, due to her experience with mineral exploration projects.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Significant Employees

We have no significant employees other than the officers and directors described above, whose time and efforts are being provided to our company without compensation.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.        A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.        Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.        Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.        Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.        Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.        Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.        Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We are not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

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

Item 11.    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
						Restricted
			Salary		Other Annual	Stock	Options/	LTIP	All Other
				Bonus	Compensation	Awarded	SARs	Payouts	Compensation
Name	Title	Year	($)	($)	($)	(shares)	(#)	($)	($)
Michael	President
Upham (1)	Secretary,
	Treasurer,
	CEO	2008	-	-	-	-	-	-	-
	CFO CAO,	2009	-	-	-	-	-	-	-
	Director	2010	-	-	-	-	-	-	-

(1)    On March 30, 2011 Michael Upham resigned as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

Compensation to Directors

Our directors did not receive any compensation for their services as director during the year ended December 31, 2010.

Summary of Options Grants

We did not grant any stock options to any executive officer or director during the year ended December 31, 2010.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2010, we had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of our company. Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Michael Upham (1) 87 Cranleigh Green S.E. Calgary, Alberta, Canada T3M 1J2	300,000	8.95%

Common	Officer and Director as a Group (1)	300,000	8.95%

(1)    On March 30, 2011 Michael Upham resigned as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

There are currently no authorization plans in effect.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

As at the year ended December 31, 2010 we had one director, consisting of Michael Upham. We determined that our director was not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have an audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the board of directors has been capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	Fiscal Year Ended	Fiscal Year Ended
Fee Category	December 31, 2010	December 31, 2009
Audit Fees (1)	$9,500	$10,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees	0	0
Total (4)	$9,500	$10,000

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

PART IV

Item 15.    Exhibits, Financial Statement and Schedules

(a)	Financial Statements

	(i)	Financial statements for our company are listed in the index under Item 8 of this document

	(ii)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.2	Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.3	Amendment to Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTURES, INC.
(Registrant)

Dated: April 15, 2011	/s/Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2011	/s/Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)