Form 10-Q
period 2011-03-31
Okana Ventures, Inc.
filed 2011-05-23
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 001-33715

OKANA VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco, Delgacion
Miguel Hidalgo, Mexico City, Mexico	N/A
(Address of principal executive offices)	(Zip Code)

775-636-6986
(Registrant’s telephone number, including area code)

N/A
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
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 3,350,000 common shares issued and outstanding as of May 23, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Form 10-K filed on April 15, 2011 with the U.S. Securities and Exchange Commission.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page(s)

Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	F-1

Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2011 and 2010 (unaudited) with Cumulative Totals Since Inception	F-2

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited) with Cumulative Totals Since Inception	F-3

Notes to Condensed Financial Statements	F-4 - F-10

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010

ASSETS
	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$52	$58
Total Current Assets	52	58
TOTAL ASSETS	$52	$58

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$2,998	$6,007
Notes and loans payable to stockholder	113,687	102,010
Total Current Liabilities	116,685	108,017
Total Liabilities	116,685	108,017
STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and 3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	83,051	81,498
Deficit accumulated during the pre-exploration and exploration stages	(197,244)	(187,858)
Cumulative other comprehensive gain or (loss)	(2,775)	(1,934)
Total Stockholders' (Deficit)	(116,633)	(107,959)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$52	$58

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
Condensed Statements of Operation and Comprehensive Loss
March 31, 2011 and 2010 (unaudited)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2011	2010	to March 31, 2011
INCOME
OPERATING EXPENSES
Organizational expenses	$-	$-	$1,097
Mineral property costs	-	-	52,540
Consulting	-	-	1,200
Professional fees	6,000	7,405	91,914
Administrative expenses	1,709	151	40,002
Taxes and licenses	-	-	375
Total Operating Expenses	7,709	7,556	187,128
OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224

Interest, net	(1,677)	(1,283)	(17,340)

Total other income and (expense)	(1,677)	(1,283)	(10,116)
NET LOSS APPLICABLE TO COMMON SHARES	$(9,386)	$(8,839)	$(197,244)

Foreign currency translation adjustment	(841)	(499)	(2,775)
COMPREHENSIVE LOSS	$(10,227)	$(9,338)	$(200,019)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
Condensed Statements Cash Flows
March 31, 2011 and 2010 (unaudited)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		May 9, 2005
			(Inception)
	2011	2010	to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,386)	$(8,839)	$(197,244)
Adjustments to reconcile net loss to net cash (used in) operating activities
Interest expense - related party	1,553	1,283	16,386
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	2,550	-
Increase (decrease) in accounts payable	(3,009)	557	2,998
Net cash (used in) operating activities	(10,842)	(4,449)	(177,860)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
Net cash (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes and loans payable to stockholders	11,677	4,500	113,687
Net cash provided by financing activities	11,677	4,500	180,687
EFFECT OF FOREIGN CURRENCY

TRANSLATION ADJUSTMENT	(841)	(499)	(2775)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	(448)	52
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	58	2,515	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$52	$2,067	$52

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest			$-
Cash paid for taxes			$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $52 and $58 in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(9,386)	$(8,839)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	3,350,000	3,350,000
Net loss per share (Basic and diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented. Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple- Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-04, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3-	PROVISION FOR INCOME TAXES (CONTINUED)

arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through March 31, 2011 of approximately $200,019 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $70,007 were offset by the valuation allowance. For the three months ended March 31, 2011 and 2010 the allowance increased by approximately $3,580 and $3,093, respectively.

The Company has no tax positions at March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2011 and 2010 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2011 and 2010.

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

The $200,019 comprehensive loss as of March 31, 2011, less the $67,000 cash received for stock and the $16,386 imputed interest on loans from stockholders yields a stockholders’ deficit of $116,633.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 5 -	ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

During the period of May 9, 2005 (inception) to March 31, 2011 the Company has paid $20,000 CAD, recorded as $17,818 USD, and $5,000 USD for property acquisitions. In the same period, the Company has paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD, for a total of $52,540 mineral property costs.

NOTE 6 -	NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate. The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital. Total interest expense may include interest or finance charges other than the related-party contributed interest. The Company recorded related-party interest of $1,553 during the three months ended March 31, 2011, bringing the total of related-party interest to $16,386 from inception, May 9, 2005 to March 31, 2011. Other interest expense of $125 brought the total interest reported since inception to $17,340 as of March 31, 2011. Because the related-party notes are due on demand they are reported as current liabilities. As of March 31, 2011 and December 31, 2010, the Company owed notes of $109,687 and $102,010, respectively, to the stockholder.

In addition to the notes described above, unsecured loans of $4,000, advanced by the Company’s President during the three months ended March 31, 2011, brought the total notes and loans payable to stockholders to $113,687.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 7 -	FOREIGN CURRENCY TRANSLATION

The Company has transactions in both United States Dollars, USD, its reporting currency, and in Canadian Dollars, CAD. The Company has identified CAD as its functional currency. Transactions denominated in CAD are converted to the USD equivalent on the transaction date. CAD-denominated assets and liabilities are revalued to the USD equivalent on the reporting date. Changes in the value of CAD-denominated assets and liabilities due to exchange rate fluctuations are reported as Other Comprehensive Income or Loss.

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

The Company has evaluated events from March 31, 2011 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Okana Ventures, Inc.

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

Current Business

We currently hold two properties:

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Our net loss and comprehensive loss for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Months Ended
			March 31, 2011
	Three Months Ended	Three Months Ended	and Three Months
	March 31,	March 31,	Ended
	2011	2010	March 31, 2010
	$	$	$
Professional fees	6,000	7,405	(1,405)
Administrative expenses	1,709	151	1,558
Interest, net	(1,677)	(1,283)	(394)
Foreign currency translation adjustment	(841)	(499)	(342)
Net loss applicable to common shares	(9,386)	(8,839)	(547)
Comprehensive loss	(10,277)	(9,338)	(889)

Our cash in the bank at March 31, 2011 was $52. For the period from inception (May 9, 2005) to March 31, 2011 we had no operating revenues and incurred net operating losses of $197,244 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2011	2010

Current assets	$52	$58
Current liabilities	116,685	108,017
Working capital	$(116,633)	$(107,959)

Cash Flows

	Three Months Ended
	March 31,		March 31
	2011		2010
Cash flows from (used in) operating activities	$(10,842)		$(4,449)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	11,677		$4,500
Net increase (decrease) in cash during period	$(6)		$(448)

Operating Activities

Net cash used in operating activities was $10,842 for the three months ended March 31, 2011 compared with cash used in operating activities of $4,449 in the same period in 2010. The increase of $6,393 used in operating activities is mainly attributable to prepaid expenses in 2010.

Investing Activities

Net cash used in investing activities was $Nil for the three months ended March 31, 2011 compared to net cash provided by investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $11,677 for the three months ended March 31, 2011 compared to $4,500 in the same period in 2010. The increase of $7,177 from financing activities was mainly attributable to an increase in loans.

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

We issued 75,000 shares of common stock on May 10, 2005, for a purchase price of $1,500 and 775,000 shares of common stock on July 31, 2006, for a purchase price of $15,500. All of these shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. We issued a further 2,500,000 shares of common stock on June 18, 2007, for a purchase price of $50,000 pursuant to our SB-2 offering. Michael Upham, our former president, chief executive officer, secretary and treasurer, has provided us with various loans totaling $113,687 for legal fees, audit fees, mineral property acquisition and working capital as at March 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. Our company had $52 and $58 in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

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

Our company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented. Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-04, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.2	Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.3	Amendment to Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTURES, INC.
(Registrant)

Dated: May 23, 2011	/s/ Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)