Form 10-K/A
period 2010-12-31
Okana Ventures, Inc.
filed 2011-06-28
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

3,350,000 common shares as of April 9, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Okana Ventures, Inc. is filing this Amendment to its Annual Report on Form 10–K for the fiscal year ended December 31, 2010, to restate certain numbers in its audited financial statements for the year ended December 31, 2010. The original filing of 2010 results was inconsistent with past practice concerning the identification of the Company’s functional currency. Reported results for 2009 were not affected. This restatement reclassifies the effect of translating assets and liabilities denominated in Canadian Dollars (the identified functional currency) to the United States Dollar reporting currency.

This Amendment does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment should be read in conjunction with the original filing of our Annual Report for the year ended December 31, 2010 and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	December 31, 2010
	December 31,	December 31,	and Year Ended
	2010	2009	December 31, 2009
	$	$	$
Organizational expenses	Nil	Nil	Nil
Speculative mining expenses	5,000	Nil	5,000
Consulting fees	Nil	Nil	Nil
Professional fees	19,073	18,625
Administrative expenses	1,479	4,649	3,170
Taxes and licenses	200	Nil	200
Miscellaneous consulting income	Nil	Nil	Nil
Foreign currency transaction (loss)	Nil	Nil	Nil
Interest, net	(5,850)	(4,303)	(1,547)
Foreign currency translation adjustment	(868)	(2,989)	(2,121)
Net loss and comprehensive loss for the period	(32,470)	(30,566)	(1,904)

Our cash in the bank at December 31, 2010 was $58. For the period from inception (May 9, 2005) to December 31, 2010 we had no operating revenues and incurred net operating losses of $187,858 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009

Current assets	$58	$5,065
Current liabilities	108,017	86,192
Working capital	$(107,959)	$(81,127)

Cash Flows
	Year Ended
	December 31,		December 31
	2010		2009
Cash flows from (used in) operating activities	$(19,907)		$(29,686)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	18,318		$35,042
Net increase (decrease) in cash during period	$(2,457)		$2,367

Operating Activities

Net cash used in operating activities was $19,907 for our year ended December 31, 2010 compared with cash used in operating activities of $29,686 in the same period in 2009. The decrease of $9,779 used in operating activities is mainly attributable to changes in accounts payable and a decrease in administrative expenses.

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

In May 2005 , we entered into a mineral claim purchase agreement with Mr. MacInnis and Mr. Gruenwald under which we acquired a certain mineral property, comprising three mineral claims, in consideration of the payment of $40,000 CAD over a period of three years and the performance of $60,000 CAD in exploration work over a period of four years. The property was registered in the name of Mr. Birch, our former president, who held the property in trust for our company. Following management’s decision not to carry out any further exploration work on this property, we terminated the mineral claim purchase agreement and the property was transferred back to the vendors by Mr. Birch. Under the terms of the mineral claim purchase agreement, we have no further obligations for exploration or purchase of the property.

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
DECEMBER 31, 2010 (RESTATED) AND 2009
(SEE NOTE 1)

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

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

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

April 14, 2011, except for Notes 1 and 7, to which the date is June 6, 2011

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
	(Restated - see Note 1)
Current Assets
Cash and cash equivalents	$58	$2,515
Prepaid expenses and deposits	-	2,550
Total Current Assets	58	5,065
TOTAL ASSETS	$58	$5,065
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$6,007	$2,500
Notes payable - stockholder (note 6)	102,010	83,692
Total Current Liabilities	108,017	86,192
Total Liabilities	108,017	86,192
STOCKHOLDERS' DEFICIT
Common stock, par value $.0001, 100,000,000 shares authorized and 3,350,000 issued and outstanding	335	335
Additional paid-in capital	81,498	75,860
Cumulative other comprehensive gain or (loss)	(1,934)	(1,066)
Deficit accumulated during the pre-exploration and exploration stages	(187,858)	(156,256)
Total Stockholders' Deficit	(107,959)	(81,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58	$5,065

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ending		Cumulative Total
	December 31,		From Inception,
			May 9, 2005, to
	2010	2009	December 31, 2010
	(Restated - see Note 1)		(Restated - see Note 1)

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Speculative mining expenses	5,000	-	52,540
Consulting	-	-	1,200
Professional fees	19,073	18,625	85,914
Administrative expenses	1,479	4,649	38,293
Taxes and licenses	200	-	375
Total Operating Expenses	25,752	23,274	179,419

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(5,850)	(4,303)	(15,663)
Total Other Income and (Expense)	(5,850)	(4,303)	(8,439)

NET LOSS APPLICABLE TO COMMON SHARES	$(31,602)	$(27,577)	$(187,858)

Foreign currency translation adjustment	(868)	(2,989)	(1,934)

COMPREHENSIVE LOSS	$(32,470)	$(30,566)	$(189,792)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,350,000	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Deficit accumulated	Other Compre-	Stockholders'
	Shares	Amount	Paid-in Capital	during the explor-	hensive Gain	Deficit
				ation stages	or (Loss)
May 9, 2005 (Inception)	-	-	-	-		-
Issuance of common stock for cash, May 10, 2005	75,000	$8	$1,492	$-	$-	$1,500
Interest - related party (note 6)	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash, July 31, 2006	775,000	77	15,423	-	-	15,500
Interest - related party (note 6)	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash, June, 2007	2,500,000	250	49,750	-	-	50,000
Interest - related party (note 6)	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party (note 6)	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	335	71,789	(128,679)	1,923	(54,632)
Interest - related party (note 6)	-		4,071	-	-	4,071
Net loss	-	-	-	(27,577)	-	(27,577)
Cumulative currency translation adjustment	-	-	-	-	(2,989)	(2,989)
Balance, December 31, 2009	3,350,000	335	75,860	(156,256)	(1,066)	(81,127)
Interest - related party (note 6)	-	-	5,638	-	-	5,638
Net loss	-	-	-	(31,602)	-	(31,602)
Cumulative currency translation adjustment	-	-	-	-	(868)	(868)
Balance, December 31, 2010 (Restated)	3,350,000	$335	$81,498	$(187,858)	$(1,934)	$(107,959)

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ending	Year Ending	Cumulative Total From
	December 31,	December 31,	Inception, May 9, 2005
	2010	2009	to December 31, 2010
	(Restated - see Note 1)		(Restated - see Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,602)	$(27,577)	$(187,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - related party - contributed to capital	5,638	4,071	14,833

Changes in operating assets and liabilities
(Increase) or decrease in prepaid expenses and deposits	2,550	(2,550)	-
Increase or (decrease) in accounts payable	3,507	(3,630)	6,007

Net cash used in operating activities	(19,907)	(29,686)	(167,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	18,318	35,042	102,010
Sale of common stock	-	-	67,000

Net cash provided by financing activities	18,318	35,042	169,010

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(868)	(2,989)	(1,934)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,457)	2,367	58

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,515	148	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$58	$2,515	$58

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Restatement of December 31, 2010 Results

The original filing of 2010 results was inconsistent with past practice concerning the identification of the Company’s functional currency. Reported results for 2009 were not affected. This restatement reclassifies the effect of translating assets and liabilities denominated in Canadian Dollars (the identified functional currency) to the United States Dollar reporting currency. The following table presents the effects of the restatement of results as of December 31, 2010:

	Originally filed	Restated
Balance Sheet, December 31, 2010
Common stock	$335	$335
Additional paid-in capital	81,498	81,498
Cumulative other comprehensive loss	-	(1,934)
Deficit accumulated	(189,792)	(187,858)
Total stockholders’ deficit	$(107,959)	$(107,959)
Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2010
Foreign currency transaction losses	$(1,934)	$-
Net Loss Applicable to Shares	(33,536)	(31,602)
Foreign currency translation adjustment	-	(868)
Comprehensive Loss	$(33,536)	$(32,470)

The difference between the 2010 comprehensive loss as originally filed and the restated 2010 comprehensive loss is the ($1,066) foreign currency translation adjustment as of December 31, 2009 which was originally expensed in error.

Statement of Operations and Comprehensive Loss – From May 9, 2005 (Inception) to December 31, 2010
Foreign currency transaction losses	$(1,934)	$-
Net Loss Applicable to Shares	(189,792)	(187,858)
Foreign currency translation adjustment	-	(1,934)
Comprehensive Loss	$(189,792)	$(189,792)

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Restatement of December 31, 2010 Results (Continued)

	Originally filed	Restated
Statement of Cash Flows for the Year Ended December 31, 2010
Net loss	$(33,536)	$(31,602)
Operating adjustments	11,695	11,695
Cash provided by financing activities	18,318	18,318
Effect of foreign currency translation	1,066	(868)
Cash and cash equivalents – beginning	2,515	2,515
Cash and cash equivalents – ending	$58	$58

Statement of Cash Flows From May 9, 2005 (Inception) to December 31, 2010
Net loss	$(189,792)	$(187,858)
Operating adjustments	20,840	20,840
Cash provided by financing activities	169,010	169,010
Effect of foreign currency translation	-	(1,934)
Cash and cash equivalents – beginning	-	-
Cash and cash equivalents – ending	$58	$58

Organization and Business

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
DECEMBER 31, 2010 (RESTATED) AND 2009

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31,
	2010	2009
Net income (loss)	$(31,602)	$(27,577)

Weighted average common
shares outstanding (Basic)	3,350,000	3,350,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	3,350,000	3,350,000
Net loss per share (Basic and diluted)	$(0.01)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

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
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 3-	PROVISION FOR INCOME TAXES (CONTINUED)

arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2010 of approximately $187,858 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $65,750 were offset by the valuation allowance. For the years ended December 31, 2010 and 2009 the allowance increased by approximately $11,060 and $9,652, respectively.

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

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 4 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 5 -	ACQUISITION OF MINERAL RIGHTS (CONTINUED)

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

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 (RESTATED) AND 2009

NOTE 6 -	NOTES PAYABLE TO STOCKHOLDERS (CONTINUED)

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

As restated, the Company has identified Canadian Dollars, CAD, as its functional currency. Transactions denominated in CAD are revalued to the United States dollar equivalent, USD, as of the transaction date. CAD-denominated assets and liabilities are revalued to USD as of December 31, 2010. The ($1,934) effect of change in exchange rates, for assets and liabilities, from the transaction dates to December 31, 2010 is reported as Other Comprehensive Income (Loss).

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

The Company has evaluated events from December 31, 2010 through the date the financial statements were issued and has the following item to disclose:

Michael Upham resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and director and on March 30, 2011 was replaced by Maria Peralta as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and director. Concurrently with such change, Michael Upham assigned the related party notes payable to him to Ms. Peralta.

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

OKANA VENTURES, INC.
(Registrant)

Dated: June 28, 2011	/s/Maria Peralta
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

Dated: June 28, 2011	/s/Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)