Form 10-Q
period 2011-06-30
Okana Ventures, Inc.
filed 2011-08-19
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act o YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  o YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,350,000 common shares issued and outstanding as of August 19, 2011.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Form 10-K filed on April 15, 2011 and our 10K/A filed on June 28, 2011 with the U.S. Securities and Exchange Commission.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011 AND 2010

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
June 30, 2011 (unaudited) and December 31, 2010

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$58
Total Current Assets	-	58
TOTAL ASSETS	$-	$58

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$3,295	$6,007
Notes and loans payable to stockholder	113,544	102,010
Total Current Liabilities	116,839	108,017
Total Liabilities	116,839	108,017
STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	84,756	81,498
Deficit accumulated during the pre-exploration and exploration stages	(199,297)	(187,858)
Cumulative other comprehensive gain or (loss)	(2,633)	(1,934)
Total Stockholders' (Deficit)	(116,839)	(107,959)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$58

The accompanying notes are an integral part of these financial statements

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
Condensed Statements of Operation and Comprehensive Loss
June 30, 2011 and 2010
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		May 9, 2005
					(Inception)
	2011	2010	2011	2010	to June 30, 2011

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	-	-	-	-	52,540
Consulting	-	-	-	-	1,200
Professional fees	-	4,140	6,000	11,545	91,914
Administrative expenses	347	843	2,056	994	40,349
Taxes and licenses	-	200	-	200	375
Total Operating Expenses	347	5,183	8,056	12,739	187,475

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,706)	(1,378)	(3,383)	(2,661)	(19,046)

Total other income and (expense)	(1,706)	(1,378)	(3,383)	(2,661)	(11,822)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,053)	$(6,561)	$(11,439)	$(15,400)	$(199,297)

Foreign currency translation adjustment	142	483	(699)	(16)	(2,633)

COMPREHENSIVE LOSS	$(1,911)	$(6,078)	$(12,138)	$(15,416)	$(201,930)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
Condensed Statements Cash Flows
June 30, 2011 and 2010
(Unaudited)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		May 9, 2005
			(Inception)
	2011	2010	to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,439)	$(15,400)	$(199,297)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Imputed interest	3,258	2,633	18,091
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	2,500	-
Increase (decrease) in accounts payable and
accrued expenses	(2,712)	968	3,295
Total adjustments	546	6,101	21,386
Net cash (used in) operating activities	(10,893)	(9,299)	(177,911)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
Net cash (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	11,551	6,916	113,527
Net cash provided by financing activities	11,551	6,916	180,527
EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	(716)	(16)	(2,616)
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(58)	(2,399)	-
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	58	2,515	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$116	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 1-	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Okana Ventures, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 -               NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party contributed interest.  The Company recorded related-party interest of $3,258 during the six months ended June 30, 2011, bringing the total of related-party interest to $18,091 from inception, May 9, 2005 to June 30, 2011.  Other interest expense of $125 brought the total interest reported since inception to $19,045 as of June 30, 2011.  Because the related-party notes are due on demand they are reported as current liabilities. As of June 30, 2011 and December 31, 2010, the Company owed notes of $109,544 and $102,010, respectively, to the stockholder.

In addition to the notes described above, unsecured loans of $4,000, advanced by the Company’s President during the six months ended June 30, 2011, brought the total notes and loans payable to stockholders to $113,544.

NOTE 3 -               GOING CONCERN

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

NOTE 4 -               SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2011 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

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

General Overview

Okana Ventures, Inc. was incorporated on May 9, 2005, in the State of Nevada. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We have conducted limited exploration activities on two properties, the Westmoreland Property and the Bradley Creek Property, both located in British Columbia, Canada.  Based on the results of our exploration efforts on these properties we decided not to proceed with any further exploration and terminated all related agreements. We are presently in the process of searching for another mining property that is still in its early exploration stage. We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2011 and 2010

During the six months ended June 30, 2011 and 2010 we had no revenue.

Our net loss and comprehensive loss for the six months ended June 30, 2011 and 2010 for the respective items are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010

Professional fees	6,000	11,545
Administrative expenses	2,056	994
Taxes and licenses	-	200
Interest expense	3,383	2,661
NET LOSS APPLICABLE TO COMMON SHARES	(11,439)	(15,400)
Foreign currency translation adjustment	(699)	(16)
COMPREHENSIVE LOSS	(12,138)	(15,416)

From the six months ended June 30, 2010 to the six months ended June 30, 2011professional fees decreased by $5,545, legal, accounting and auditors review fees increased by $1,062, interest expense increased by $722 in relation to the increased loans from related parties in 2011.  In 2010 we incurred $200 tax and license fees, which is absent in 2011.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

During the three months ended June 30, 2011 and 2010 we had no revenue.

Our net loss and comprehensive loss for the three months ended June 30, 2011 and 2010 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
Professional fees	-	4,140
Administrative expenses	347	843
Taxes and licenses	-	200
Interest, net	1,706	1,378
NET LOSS APPLICABLE TO COMMON SHARES	(2,053)	(6,561)
Foreign currency translation adjustment	142	483
COMPREHENSIVE LOSS	(1,911)	(6,078)

From the three months ended June 30, 2010 to the three months ended June 30, administrative expenses decreased by $496, interest expense increased by $328 in relation to the increased loans from related parties in 2011.  In 2010 we incurred $200 tax and license fees and $4,140 professional fees, which were absent in 2011.

For the period from inception (May 9, 2005) to June 30, 2011 we had no operating revenues and incurred net operating losses of $199,297 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2011	2010

Current assets	$-	$58
Current liabilities	116,839	108,017
Working capital	$(116,839)	$(107,959)

Cash Flows
	Six Months Ended
	June 30,	June 30
	2011	2010
Cash flows from (used in) operating activities	$(10,893)	$(9,299)
Cash flows provided by (used in) investing activities	Nil	$Nil
Cash flows provided by (used in) financing activities	11,551	$6,916
Effect of foreign exchange adjustment	(716)	(16)
Net increase (decrease) in cash during period	$(58)	$(2,399)

Operating Activities

Net cash used in operating activities was $10,893 for the six months ended June 30, 2011 compared with cash used in operating activities of $9,299 in the same period in 2010. The increase of $1,594 used in operating activities is mainly attributable to payments made to reduce accounts payable.

Investing Activities

Net cash used in investing activities was $Nil for the six months ended June 30, 2011 compared to net cash provided by investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $11,551 for the six months ended June 30, 2011 compared to $6,916 in the same period in 2010. The increase of $4,635 from financing activities was mainly attributable to an increase in loans.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure of our contractual obligations.

Going Concern

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

There is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until we acquire a mining property and carry out sufficient exploration and development work that would result in our being able to begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on any mining property we may acquire. Our only other source for cash at this time is investments by others. We must raise cash to acquire and undertake the exploration of a mining property and stay in business. We raised the minimum amount of $50,000 from our SB-2 offering, which closed on June 18, 2007. The funds raised, together with the loans and purchase of shares by the directors ($83,692 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland property which we had previously acquired. Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property. In April, 2008 we terminated the mineral purchase agreement and transferred title to the Westmoreland property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the mineral purchase agreement. We also terminated our option to purchase agreement on the Bradley Creek property after limited exploration efforts. We have no further liability in relation to these mining properties.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2010 filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

Recent Accounting Pronouncements

During the period ended June 30, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

As of June 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.2	Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.3	Amendment to Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTURES, INC.
(Registrant)

Dated: August 19, 2011	By:	/s/ Maria Peralta
Maria Peralta,
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)