Form 10-Q
period 2011-09-30
Okana Ventures, Inc.
filed 2011-11-18
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,350,000 common shares issued and outstanding as of November 17, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

In the opinion of management, the accompanying balance sheets and related interim statements of operations and comprehensive loss, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Form 10-K filed on April 15, 2011 and our 10K/A filed on June 28, 2011, with the U.S. Securities and Exchange Commission.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

PAGES

Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	F-1

Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited) with Cumulative Totals Since Inception (unaudited)	F-2

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) with Cumulative Totals Since Inception (unaudited)	F-3

Notes to Condensed Financial Statements	F-4

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$58
Total Current Assets	-	58

TOTAL ASSETS	$-	$58

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$6,449	$6,007
Notes and loans payable to stockholder	113,337	102,010

Total Current Liabilities	119,786	108,017

Total Liabilities	119,786	108,017

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized
and 3,350,000 shares issued and outstanding	335	335
Additional paid-in capital	86,459	81,498
Deficit accumulated during the pre-exploration and exploration stages	(204,950)	(187,858)
Cumulative other comprehensive gain or (loss)	(1,630)	(1,934)

Total Stockholders' (Deficit)	(119,786)	(107,959)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$58

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
Condensed Statements of Operations and Comprehensive Loss
September 30, 2011 and 2010
(Unaudited)

					Cumulative
					May 9, 2005
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception) to
	SEPTEMBER 30,		SEPTEMBER 30,		September 30,
	2011	2010	2011	2010	2011

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	-	5,000	-	5,000	52,540
Consulting	-	-	-	-	1,200
Professional fees	2,301	3,438	8,301	14,983	94,215
Administrative expenses	1,649	430	3,705	1,424	41,998
Taxes and licenses	-	-	-	200	375
Total Operating Expenses	3,950	8,868	12,006	21,607	191,425

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,703)	(1,483)	(5,086)	(4,144)	(20,749)

Total other income and (expense)	(1,703)	(1,483)	(5,086)	(4,144)	(13,525)

NET LOSS APPLICABLE TO COMMON SHARES	$(5,653)	$(10,351)	$(17,092)	$(25,751)	$(204,950)

Foreign currency translation adjustment	1,003	(311)	304	(327)	(1,630)

COMPREHENSIVE LOSS	$(4,650)	$(10,662)	$(16,788)	$(26,078)	$(206,580)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,350,000	3,350,000	3,350,000	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

			Cumulative
	NINE MONTHS ENDED		May 9, 2005
	SEPTEMBER 30,		(Inception) to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,092)	$(25,751)	$(204,950)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	4,961	4,101	19,794
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	2,549	-
Increase (decrease) in accounts payable and
accrued expenses	443	253	6,450
Total adjustments	5,404	6,903	26,244

Net cash (used in) operating activities	(11,688)	(18,848)	(178,706)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	67,000
Proceeds from notes payable to stockholders	11,630	16,727	113,329

Net cash provided by financing activities	11,630	16,727	180,329

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	-	(327)	(1,623)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(58)	(2,448)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	58	2,515	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$67	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$125	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1-	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Okana Ventures, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 -	NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s President, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party contributed interest.  The Company recorded related-party interest of $4,961 during the nine months ended September 30, 2011, bringing the total of related-party interest to $19,794 from inception, May 9, 2005 to September 30, 2011.  Because the related-party notes are due on demand they are reported as current liabilities. As of September 30, 2011 and December 31, 2010, the Company owed notes of $113,337 and $102,010, respectively, to the stockholder.

In addition to the notes described above, unsecured loans of $11,630, advanced by the Company’s President during the nine months ended September 30, 2011, brought the total notes and loans payable to stockholders to $113,337.

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

The Company has evaluated events from September 30, 2011 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

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

We do not intend to hire any employees at this time. Any work on any property in which we acquire an interest will be conducted by unaffiliated independent contractors that we will hire. Depending on the stage of exploration we reach on any mineral property, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

During the nine months ended September 30, 2011 and 2010 we had no revenue.

Our net loss and comprehensive loss for the nine months ended September 30, 2011 and 2010 for the respective items are summarized as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

Mineral property cost	$-	$5,000
Professional fees	8,301	14,983
Administrative expenses	3,705	1,424
Taxes and licenses	-	200
Interest expense	5,086	4,144
NET LOSS APPLICABLE TO COMMON SHARES	(17,092)	(25,751)
Foreign currency translation adjustment	304	(327)
COMPREHENSIVE LOSS	(16,788)	(26,078)

From the nine months ended September 30, 2010 to the nine months ended September 30, 2011professional fees decreased, including legal, accounting and auditors review fees decreased by $6,682; filing and transfer agent fees and office expenses increased from $1,424 in 2010 to $3,705 in 2011; interest expense increased by $942 in relation to the increased loans from related parties in 2011.  In 2010 we incurred $200 tax, as well as license fees and mineral property cost of $5,000, which were absent in 2011 because the management determined not to continue with the property option agreement.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

During the three months ended September 30, 2011 and 2010 we had no revenue.

Our net loss and comprehensive loss for the three months ended September 30, 2011 and 2010 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Mineral property costs	$-	$5,000
Professional fees	2,301	3,438
Administrative expenses	1,649	430
Taxes and licenses	-	-
Interest, net	1,703	1,483
NET LOSS APPLICABLE TO COMMON SHARES	(5,653)	(10,351)
Foreign currency translation adjustment	1,003	(311)
COMPREHENSIVE LOSS	(4,650)	(10,662)

From the three months ended September 30, 2010 to the three months ended September 30, 2011, professional fees including legal, accounting and auditor’s review fees decreased by $1,137, administrative expenses including filing and transfer agent fees and office expenses increased by $1,219, interest expense increased by $220 in relation to the increased loans from related parties in 2011.  In 2010 we incurred mineral property cost of $5,000, which was absent in 2011 because the management determined to discontinued the option agreement on the Beeston property.

For the period from inception (May 9, 2005) to September 30, 2011 we had no operating revenues and incurred net operating losses of $204,950 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2011	2010

Current assets	$-	$58
Current liabilities	119,786	108,017
Working capital	$(119,786)	$(107,959)

Cash Flows

	Nine Months Ended
	September 30,	September 30
	2011	2010
Cash flows from (used in) operating activities	$(11,688)	$(18,848)
Cash flows provided by (used in) investing activities	Nil	$Nil
Cash flows provided by (used in) financing activities	11,630	$16,727
Effect of foreign exchange adjustment	-	(327)
Net increase (decrease) in cash during period	$(58)	$(2,448)

Operating Activities

Net cash used in operating activities was $11,688 for the nine months ended September 30, 2011 compared with cash used in operating activities of $18,848 in the same period in 2010, because we had lower operating losses during 2011 and reduced our prepaid expenses of $2,549 in 2010.

Investing Activities

Net cash used in investing activities was $Nil for the nine months ended September 30, 2011 compared to net cash provided by investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $11,630 for the nine months ended September 30, 2011 compared to $16,727 in the same period in 2010. The loans were used to cover cash needed for the operations. The decrease of $5,097 from 2010 to 2011 was due to our lowed cash needs for operations during 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure of our contractual obligations.

Going Concern

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

There is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until we acquire a mining property and carry out sufficient exploration and development work that would result in our being able to begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on any mining property we may acquire. Our only other source for cash at this time is investments by others. We must raise cash to acquire and undertake the exploration of a mining property and stay in business. We raised the minimum amount of $50,000 from our SB-2 offering, which closed on September 18, 2007. The funds raised, together with the loans and purchase of shares by the directors ($83,692 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland property which we had previously acquired. Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property. In April, 2008 we terminated the mineral purchase agreement and transferred title to the Westmoreland property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the mineral purchase agreement. We also terminated our option to purchase agreement on the Bradley Creek property after limited exploration efforts. We have no further liability in relation to these mining properties.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2010 and our 10-K/A filed on June 28, 2011 with the SEC for our critical accounting policies, from which there has been no change as of the date of this filing.

Recent Accounting Pronouncements

During the period ended September 30, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

As of September 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
________________
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

OKANA VENTURES, INC.
(Registrant)

Dated: November 17, 2011	By:	/s/ Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)