Form 10-K
period 2011-12-31
Okana Ventures, Inc.
filed 2012-03-30
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  001-33715

OKANA VENTURES, INC.
(Name of registrant in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco, Delgacion Miguel Hidalgo, Mexico City, Mexico	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775-636-6986

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “OKNV”. Based on the last issuance price of our shares in November, 2011 of $0.30, our aggregate market value is $1,032,500.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,441,667 common shares issued and outstanding as of March 30, 2012.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Company” and "Okana" mean Okana Ventures, Inc., unless otherwise indicated.

Our Business – General

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

History

Okana Ventures, Inc. was incorporated on May 9, 2005, in the State of Nevada. We have conducted limited exploration activities on two former properties, the Westmoreland Property and the Bradley Creek Property, both located in British Columbia, Canada.  Based on the results of our exploration efforts on these properties we decided not to proceed with any further exploration and terminated all related agreements.

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

Our exploration objective is to find an ore body containing gold. We must acquire a mining property that is in the early stage of development to carry out our exploration objective. We will conduct exploration to determine what amount of minerals, if any, exist on a mining property, and if any minerals which are found can be economically extracted and profitably processed. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we locate mineralized material, we have to determine if it is economically feasible to remove the material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what the costs will be until we find mineralized material. Until we find enough mineralized material that is economically feasible to remove, we will have to continue to raise additional funds to carry out exploration of a mining property. We will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not acquired any interest in a mining property or the right to acquire any interest in a mining property by the conduct of exploration and have not raised any additional money.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2012.

Competition

We compete with many other exploration companies. We are one of many small exploration companies in existence. We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the near future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we develop mineral properties, including regulations governing: posting claims, locating claims, working claims, extraction methodologies, geological and geochemical surveying, the use of explosives, disposal, environmental matters, reclamation and other similar legal requirements.

In addition, before work may commence on a mineral property, application must be made for permits. This application requires us to set out the location, nature, extent and duration of the proposed exploration activities. We may not be successful in applying for the permits we need in order to commence work on any mineral properties we may acquire. At present, we do not have any pending applications for government approval of our exploration program.

1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements."  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements."

Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our net loss since inception is $212,922.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 8 of our financial statements for the year ended December 31, 2011, which are included in this annual report on Form 10-K. Such factors identified in the note are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

We are an early stage company with no history of revenues making it difficult to evaluate whether we will operate profitably.

We are an early-stage development company. We do not have a meaningful historical record of sales and revenues nor an established business track record. We are presently in the process of searching for another mining property that is still in its early exploration stage. We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

Exploration of mineral properties is speculative, we may never discover minerals, our business may fail and investors may lose their entire investment.

There is no assurance that exploration of any future mining property we may acquire will establish that commercially exploitable reserves of minerals exist and may be accessed at reasonable cost.  There may be additional problems that prevent us from discovering any reserves of minerals on our future properties including problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our future properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such companies.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

We may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

We may be adversely affected by fluctuations in ore and precious metal prices.

The value and price of our shares of common stock, our financial results, and our exploration, development and mining activities, if any, may be significantly adversely affected by declines in the price of precious metals and ore.  Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

The prices used in making resource estimates for mineral projects are disclosed, and generally use significantly lower metal prices than daily metals prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources.

Supplies needed for exploration may not always be available.

There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favourable terms. Such delays could affect our proposed business plans.

We may incur liability or damages as we conduct our business.

We may become subject to liability for hazards common in the industry, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no coverage to insure against these hazards and the payment of such liabilities would have a material adverse effect on our financial position.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Item 2.	Description of Property.

Our administrative office is located at Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco, Delgacion Miguel Hidalgo, Mexico City, Mexico.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2011.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

We have been assigned the trading symbol of “OKNV”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of March 30, 2012 there were 35 shareholders and 3,441,667 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.  All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

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

Recent Sales of Unregistered Securities

On November 24, 2011, the Company received $27,500 from subscriptions for 91,667 common shares at $0.30 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Transfer Agent

The registrar and stock transfer agent of the company is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada, 89119.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

Over the twelve months ending December 31, 2012, we estimate that we will require working capital of approximately $50,000.

We have not yet commenced operations, and have generated no revenue to date.  We are an exploration stage company.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding. These funds will be used to acquire a mining property. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the issuance of common stock and loans from our officers.

At December 31, 2011, we had a working capital deficit of $98,780 compared to a working capital deficit of $107,959 at December 31, 2010.

At December 31, 2011, our total assets of $18,766 consist of cash. This compares with our assets at December 31, 2010 of $58 which consists of cash.

At December 31, 2011, our total liabilities were $117,546 compared to our liabilities of $108,017 as at December 31, 2010.

During the year ended December 31, 2011 we used $20,422 in our operations and raised $27,500 from sale of our common shares at $0.30 and advances of $11,548 from a shareholder.

We have had no revenues from inception. We currently have sufficient funds for working capital but will have to raise additional capital to acquire a mineral property.

The Company’s President has historically advanced funds to the Company in exchange for demand notes at a zero interest rate.  Our company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party contributed interest.  The Company recorded related-party interest of $6,661 during the year ended December 31, 2011, bringing the total of related-party interest to $21,494 from inception, May 9, 2005 to December 31, 2011. In addition, we advanced unsecured loans of $11,548 from our President during the year ended December 31, 2011. Because the related-party notes are due on demand they are reported as current liabilities. As of December 31, 2011 and December 31, 2010, the Company had total notes and loans payable of $113,558 and $102,010, respectively, to the officer.

Results of Operations.

We posted losses of $25,064 for the year ended December 31, 2011, losses of $31,602 for the year ended December 31, 2010, and losses of $212,922 since inception to December 31, 2011. Operating expenses for the year ended December 31, 2011 were $18,278 compared to $25,752 in 2010. Significant decreases were attributable to the mineral property cost of $5,000 in 2010 which is absent in 2011, and professional fees’ being reduced from $19,073 in 2010 to $11,151 in 2011. However office and administrative fees increased from $1,479 in 2010 to $7,127 in 2011, because the costs related to transfer agent and filings increased during the year.

Investing Activities

Net cash used in investing activities was $Nil for our year ended December 31, 2011 compared to net cash provided by investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash from financing activities was $39,048 for our year ended December 31, 2011 compared to $18, 318 in the same period in 2010.

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

The Company’s President has historically advanced funds to the Company in exchange for demand notes at a zero interest rate.  Our company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. As of December 31, 2011 and December 31, 2010, the Company had total notes and loans payable of $113,558 and $102,010, respectively, to the officer.

Product Research and Development

Our business plan is focused on acquiring mineral properties and commencing exploration activities thereon.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2012.

Employees

Currently there are no full time or part-time employees of our company.We may engage one or more consultants to assist with management of our company and to oversee operations at the Providence Mines site. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended December 31, 2011, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. Our company had $18,766 and $58 in cash and cash equivalents as of December 31, 2011 and 2010, respectively.

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-12, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Item 8.        Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2011 and 2010

Statements of Operations for each of the years ended December 31, 2011 and 2010 and for the period from May 9, 2005 (inception) to December 31, 2011

Statements of Stockholders' Equity (Deficit) for the period from May 9, 2005 (inception) to December 31, 2011

Statements of Cash Flows for each of the years ended December 31, 2011 and 2010 and for the period from May 9, 2005 (inception) to December 31, 2011

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee

Okana Ventures, Inc.
Mexico City, Mexico

We have audited the balance sheets of Okana Ventures, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and for the period from May 9, 2005 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from May 9, 2005 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 29, 2012

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2011	2010

Current Assets
Cash and cash equivalents	$18,766	$58
Total Current Assets	18,766	58

TOTAL ASSETS	$18,766	$58

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$3,988	$6,007
Notes and loans payable to related parties	113,558	102,010

Total Current Liabilities	117,546	108,017

Total Liabilities	117,546	108,017

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized
3,441,667 and 3,350,000 shares issued and outstanding
at December 31, 2011 and 2010 respectively	344	335
Additional paid-in capital	115,650	81,498
Deficit accumulated during the pre-exploration and exploration stages	(212,922)	(187,858)
Cumulative other comprehensive gain or (loss)	(1,852)	(1,934)

Total Stockholders' (Deficit)	(98,780)	(107,959)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,766	$58

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED		Cumulative Totals
	DECEMBER 31,		May 9, 2005
			(Inception)
	2011	2010	to December 31, 2011

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Mineral property costs	-	5,000	52,540
Consulting	-	-	1,200
Professional fees	11,151	19,073	97,065
Administrative expenses	7,127	1,479	45,420
Taxes and licenses	-	200	375
Total Operating Expenses	18,278	25,752	197,697

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(6,786)	(5,850)	(22,449)

Total other income and (expense)	(6,786)	(5,850)	(15,225)

NET LOSS APPLICABLE TO COMMON SHARES	$(25,064)	$(31,602)	$(212,922)

Foreign currency translation adjustment	82	(868)	(1,852)

COMPREHENSIVE LOSS	$(24,982)	$(32,470)	$(214,774)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,359,292	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2011

				Deficit
				Accumulated	Other	Shareholders'
	Common Stock		Additional	during the	Comprehensive	Equity
	Shares	Amount	Paid-in Capital	Exploration Stage	Gain (Loss)	(Deficit)
		$	$	$	$	$
May 9, 2005 (Inception)	-	-	-	-		-
Issuance of common stock for cash	75,000	8	1,492	-	-	1,500
Interest - related party	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(6,305)
Issuance of common stock for cash	775,000	77	15,423	-	-	15,500
Interest - related party	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash	2,500,000	250	49,750	-	-	50,000
Interest - related party	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	335	71,789	(128,679)	1,923	(54,632)
Interest - related party	-		4,071	-	-	4,071
Net loss	-	-	-	(27,577)	-	(27,577)
Cumulative currency translation adjustment	-	-	-	-	(2,989)	(2,989)
Balance, December 31, 2009	3,350,000	335	75,860	(156,256)	(1,066)	(81,127)
Interest - related party	-	-	5,638	-	-	5,638
Net loss	-	-	-	(31,602)	-	(31,602)
Cumulative currency translation adjustment	-	-	-	-	(868)	(868)
Balance, December 31, 2010	3,350,000	335	81,498	(187,858)	(1,934)	(107,959)
Issuance of common stock for cash	91,667	9	27,491	-	-	27,500
Interest - related party	-	-	6,661	-	-	6,661
Net loss	-	-	-	(25,064)	-	(25,064)
Cumulative currency translation adjustment	-	-	-	-	82	82
Balance, December 31, 2011	3,441,667	344	115,650	(212,922)	(1,852)	(98,780)

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED		Cumulative Totals
	DECEMBER 31,		May 9, 2005
			(Inception)
	2011	2010	to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,064)	$(31,602)	$(212,922)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	6,661	5,638	21,494
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	2,550	-
Increase (decrease) in accounts payable and
accrued expenses	(2,019)	3,507	3,988
Total adjustments	4,642	11,695	25,482

Net cash (used in) operating activities	(20,422)	(19,907)	(187,440)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	27,500	-	94,500
Loans from related parties	11,548	18,318	113,558

Net cash provided by financing activities	39,048	18,318	208,058

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	82	(868)	(1,852)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	18,708	(2,457)	18,766

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	58	2,515	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,766	$58	$18,766

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCIAL ACTIVITIES
Imputed interest - related party contributed as capital	$6,661	$5,638	$21,494

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Okana Ventures, Inc., (the Company) was incorporated on May 9, 2005, under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop mineral properties.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $18,766 and $58 in cash and cash equivalents as of December 31, 2011 and 2010, respectively.

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-12, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3- PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 9, 2005 (date of inception) through December 31, 2011 of approximately $212,922 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $74,500 were offset by the valuation allowance. For the years ended December 31, 2011 and 2010 the allowance increased by approximately $8,770 and $11,060, respectively.

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010 the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

NOTE 4- STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2011 the Company had 100,000,000 shares of common stock, par value $.0001 per share, authorized and 3,441,667 issued and outstanding.

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

During November, 2011 the Company sold 91,667 shares of its common stock at $0.30 per share for cash proceeds of $27,500.

NOTE 5- ACQUISITION OF MINERAL RIGHTS

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

During the period of May 9, 2005 (inception) to December 31, 2010 the Company has paid $20,000 CAD, recorded as $17,818 USD, and $5,000 USD for property acquisitions. In the same period, the Company paid a total of $31,808 CAD for exploration work or cash in lieu of exploration work, recorded as $29,722 USD, for a total of $52,540 mineral property costs.

During the year ended December 31, 2011 the Company did not carry out exploration work on the property, and terminated the option agreement.

NOTE 6 -NOTES AND LOANS PAYABLE TO RELATED PARTIES

The Company’s current and previous President have advanced funds to the Company in exchange for demand notes at a zero interest rate. Our company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. Total interest expense may include interest or finance charges other than the related-party donated interest. The Company recorded related-party interest of $6,661 during the years ended December 31, 2011 (2010 - $5,638), bringing total related-party interest to $21,494 from inception, May 9, 2005 to December 31, 2011.

In addition to the notes described above, unsecured advances of $11,548 from Ms. Peralta during the year ended December 31, 2011 brought the total notes and loans payable to Ms. Peralta to $113,558 (December 31, 2010 - $102,010).

Because the notes and loans payable to related-parties are due on demand, they are reported as current liabilities.

NOTE 7- FOREIGN CURRENCY TRANSLATION

The Company has identified Canadian Dollars, CAD, as its functional currency. Transactions denominated in CAD are re-valued to the United States dollar equivalent, USD, as of the transaction date. CAD-denominated assets and liabilities are re-valued to USD as of December 31, 2011. The $1,852 effect of change in exchange rates, for assets and liabilities, from the transaction dates to December 31, 2011 is reported as Other Comprehensive Loss.

NOTE 8- GOING CONCERN

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

NOTE 9- SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2011 through the date the financial statements were issued, and has determined there are no significant subsequent events to disclose.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of December 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2011. As a result of this assessment, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at March 30, 2012, our sole director and executive officer, her age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Maria Peralta	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Director	55	March 30, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Maria Peralta

Ms. Peralta became our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director on March 30, 2011.

From 2000 to 2007, Ms. Peralta worked as consultant for various branches of the Mexican Government, including the geological survey (CRM) and non-metallic minerals commission (FMNMM), facilitating small to medium scale mining through investment, exploration, beneficiation, commercialization and industrial studies. Between 2007 and 2011, she worked as a mining consultant for Mexican mining companies including advanced exploration projects for Minera Fuerte Mayo S.A. and mine exploration, development and operations for Real de Minas S.A. Ms. Peralta is a graduate of Institute of Geology National Autonomous University of Mexico UNAM. Mexico City, Mexico and has been involved with numerous exploration projects in Mexico and South America.

Family Relationships

There are no family relationships at the board or management level.

Significant Employees

We have no significant employees other than the officer and director described above, whose time and efforts are being provided to our company without compensation.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.	Executive Compensation.

Employment/Consulting Agreements

The Company has no employment agreements.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2011.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors.  Historically, executive compensation consists of a combination of base salary and bonuses.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company.  The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 30, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ronnie Birch 7071 Jasper Drive Vernon, BC, CanadaT	300,000 common shares	8.7%
Michelle Smith 1315 Gordon Dr. Kelowna, BC V1Y 3E7	325,000 common shares	9.4%
Directors and Executive Officer as a Group	0%	0%

(1)
Based on 3,441,667 shares of common stock issued and outstanding as March 30, 2012.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

The Company’s President regularly advances funds to the Company in exchange for demand notes at a zero interest rate.  Our company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital.  Total interest expense may include interest or finance charges other than the related-party contributed interest.  The Company recorded related-party interest of $6,661 during the year ended December 31, 2011, bringing the total of related-party interest to $21,494 from inception, May 9, 2005 to December 31, 2011.  Because the related-party notes are due on demand they are reported as current liabilities. As of December 31, 2011 and December 31, 2010, the Company owed notes of $113,558 and $102,010, respectively, to the officer.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 were estimated to be $5,000.

Audit Related Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed for assurance and related services by Child, Van Wagoner & Bradshaw, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended December 31, 2011, we did not engage Child, Van Wagoner & Bradshaw, PLLC for other non-audit professional services, other than those services listed above.

We do not use Child, Van Wagoner & Bradshaw, PLLC for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Child, Van Wagoner & Bradshaw, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Child, Van Wagoner & Bradshaw, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of entire Board of Directors); or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.  The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Child, Van Wagoner & Bradshaw, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Child, Van Wagoner & Bradshaw, PLLC’s independence.

Item 15.	Exhibits.

Exhibit Number and Exhibit Title

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.2	Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

3.3	Amendment to Bylaws (incorporated by reference to our current report on Form SB-2 filed on October 20, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

OKANA VENTURES, INC.

By: /s/ Maria Peralta
Maria Peralta, President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Peralta
Maria Peralta	President and Treasurer	March 30, 2012