Form 10-Q
period 2012-03-31
Okana Ventures, Inc.
filed 2012-05-10
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES  ☐ NO  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES  ☐ NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,441,667 common shares issued and outstanding as of May 10, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our most recent annual report on Form 10-K for the year ended December 31, 2011.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	MARCH 31	DECEMBER 31,
	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,935	$18,766
Total Current Assets	9,935	18,766

TOTAL ASSETS	$9,935	$18,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$5,538	$3,988
Notes and loans payable to stockholder	113,959	113,558

Total Current Liabilities	119,497	117,546

Total Liabilities	119,497	117,546

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,441,667 shares issued and outstanding	344	344
Additional paid-in capital	117,413	115,650
Deficit accumulated during the pre-exploration and exploration stages	(225,066)	(212,922)
Cumulative other comprehensive gain or (loss)	(2,253)	(1,852)

Total Stockholders' (Deficit)	(109,562)	(98,780)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,935	$18,766

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative Totals May 9, 2005 (Inception)
	2012	2011	to March 31, 2012

INCOME

OPERATING EXPENSES
Organizational expenses	$-	$-	$1,097
Mineral property costs	-	-	52,540
Consulting	-	-	1,200
Professional fees	7,000	6,000	104,065
Administrative expenses	3,381	1,709	48,801
Taxes and licenses	-	-	375
Total Operating Expenses	10,381	7,709	208,078

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(1,763)	(1,677)	(24,212)

Total other income and (expense)	(1,763)	(1,677)	(16,988)

NET LOSS APPLICABLE TO COMMON SHARES	$(12,144)	$(9,386)	$(225,066)

Foreign currency translation adjustment	(401)	(841)	(2,253)

COMPREHENSIVE LOSS	$(12,545)	$(10,227)	$(227,319)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,441,667	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative Totals May 9, 2005 (Inception)
	2012	2011	to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,144)	$(9,386)	$(225,066)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	1,763	1,553	23,257
Changes in assets and liabilities
Increase (decrease) in accounts payable	1,550	(3,009)	5,538
Total adjustments	3,313	(1,456)	28,795

Net cash (used in) operating activities	(8,831)	(10,842)	(196,271)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	94,500
Proceeds from notes and loans payable to stockholders	-	11,677	113,558

Net cash provided by financing activities	-	11,677	208,058

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	-	(841)	(1,852)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(8,831)	(6)	9,935

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18,766	58	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,935	$52	$9,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCIAL ACTIVITIES
Imputed interest - related party contributed as capital	$1,763	$1,553	$23,257

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 1-               BASIS OF PRESENTATION

The accompanying unaudited financial statements of Okana Ventures, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted.

NOTE 2 -              NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s current and previous President have advanced funds to the Company in exchange for demand notes at a zero interest rate. The Company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. The Company recorded related-party interest of $1,763 during the three months ended March 31, 2012 (2011 - $1,677), bringing total related-party interest to $23,257 from inception, May 9, 2005 to March 31, 2012.

In addition to the notes described above, unsecured advances of $11,548 from Ms. Peralta during the year ended December 31, 2011 brought the total notes and loans payable to Ms. Peralta to $113,959 (December 31, 2011 - $113,558).

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

NOTE 4 -              SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2012 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

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

Our Business-General

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

At the present, we have no employees. We do not intend to hire any employees at this time. Any work on any property in which we acquire an interest will be conducted by unaffiliated independent contactors that we will hire. Depending on the stage of exploration we reach on any mineral property, the independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material we may find.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 and 2011

During the three months ended March 31, 2012 and 2011 we had no revenue.

Our net loss and comprehensive loss for the three months ended March 31, 2012 and 2011 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Professional fees	7,000	6,000
Administrative expenses	3,381	1,709
Interest expense	1,763	1,677
NET LOSS APPLICABLE TO COMMON SHARES	(12,144)	(9,386)
Foreign currency translation adjustment	(401)	(841)
COMPREHENSIVE LOSS	(12,545)	(10,227)

From the three months ended March 31, 2011 to the three months ended March 31, 2012, accounting and auditors’ fees increased from $6,000 to $7,000, office and administrative fees increased from $1,709 to $3,381, both due to increased activities and interest expense increased from $1,677 to $1,763 due to increased loans from related parties.

For the period from inception (May 9, 2005) to March 31, 2012 we had no operating revenues and incurred net operating losses of $225,066 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

At March 31, 2012 the Company had cash balance of $9,935 and working capital deficit of $109,562. At December 31, 2011 the Company had cash balance of $18,766 and working capital deficit of $98,780. During the three months ended March 31, 2012 we incurred and paid for expenses but did not raise cash.

Operating Activities

During the three months ended March 31, 2012 net cash used in operating activities was $8,831 compared with cash used in operating activities of $10,842 in the same period in 2011.

Investing Activities

Net cash used in investing activities was $Nil for the nine months ended March 31, 2012, compared to net cash provided by investing activities of $Nil in the same period in 2011.

Financing Activities

We had no cash from financing activities for the three months ended March 31, 2012 compared to $11,677 in the same period in 2011 which was advance from related parties.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2011 filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

Recent Accounting Pronouncements

During the period ended March 31, 2012 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

As of March 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our net loss since inception is $225,066.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

Item 4.  Mine Safety Disclosure

None.

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

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OKANA VENTURES, INC.
(Registrant)

Dated: May 10, 2012	/s/ Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)