Form 10-Q
period 2012-06-30
Okana Ventures, Inc.
filed 2012-08-20
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐  YES  ☐NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,525,000 common shares issued and outstanding as of August 20, 2012.

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

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page(s)

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	F-1

Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 with Cumulative Totals Since Inception (unaudited)	F-2

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 with Cumulative Totals Since Inception (unaudited)	F-3

Notes to Financial Statements	F-4

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	JUNE 30	DECEMBER 31,
	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$29,270	$18,766
Total Current Assets	29,270	18,766

TOTAL ASSETS	$29,270	$18,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$6,819	$3,988
Notes and loans payable to stockholder	113,469	113,558

Total Current Liabilities	120,288	117,546

Total Liabilities	120,288	117,546

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,525,000 and 3,441,667 shares issued and outstanding on June 30, 2012
and December 31, 2011, respectively	353	344
Additional paid-in capital	144,168	115,650
Deficit accumulated during the pre-exploration and exploration stages	(233,776)	(212,922)
Cumulative other comprehensive gain or (loss)	(1,763)	(1,852)

Total Stockholders' (Deficit)	(91,018)	(98,780)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$29,270	$18,766

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		Cumulative Totals May 9, 2005 (Inception) to June 30,
	2012	2011	2012	2011	2012

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	-	-	-	-	52,540
Consulting	-	-	-	-	1,200
Professional fees	3,000	-	10,000	6,000	107,065
Administrative expenses	3,947	347	7,328	2,056	52,748
Taxes and licenses	-	-	-	-	375
Total Operating Expenses	6,947	347	17,328	8,056	215,025

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,763)	(1,706)	(3,526)	(3,383)	(25,975)

Total other income and (expense)	(1,763)	(1,706)	(3,526)	(3,383)	(18,751)

NET LOSS APPLICABLE TO COMMON SHARES	$(8,710)	$(2,053)	$(20,854)	$(11,439)	$(233,776)

Foreign currency translation adjustment	490	142	89	(699)	(1,763)

COMPREHENSIVE LOSS	$(8,220)	$(1,911)	$(20,765)	$(12,138)	$(235,539)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,481,960	3,350,000	3,461,813	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,		Cumulative Totals May 9, 2005 (Inception) to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,854)	$(11,439)	$(233,776)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Interest expense - related party	3,526	3,258	25,020
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,832	(2,712)	6,820
Total adjustments	6,358	546	31,840

Net cash (used in) operating activities	(14,496)	(10,893)	(201,936)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	25,000	-	119,500
Proceeds from notes payable to stockholders	-	11,551	113,558

Net cash provided by financing activities	25,000	11,551	233,058

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT		(716)	(1,852)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,504	(58)	29,270

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,766	58	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,270	$-	$29,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
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

NOTE 2 -
NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s current and previous President have advanced funds to the Company in exchange for demand notes at a zero interest rate. The Company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. The Company recorded related-party interest of $3,526 during the six months ended June 30, 2012 (2011 - $3,258), bringing total related-party interest to $25,020 from inception, May 9, 2005 to June 30, 2012.

In addition to the notes described above, unsecured advances of $11,548 from Ms. Peralta during the period ended June 30, 2012 brought the total notes and loans payable to Ms. Peralta to $113,469 (December 31, 2011 - $113,558).

Because the notes and loans payable to related-parties are due on demand, they are reported as current liabilities.

NOTE 3 -	STOCKHOLDERS’ EQUITY During the six months ended June 30, 2012, the Company sold 83,333 shares of its common stock to its sole director and officer at $0.30 per share for cash proceeds of $25,000.

NOTE 4 -
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

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 5 -	SUBSEQUENT EVENTS The Company has evaluated events from June 30, 2012 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

NOTE 6 -
RECENTLY ISSUED ACCONTING PRONOUNCEMENTS

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2012 and 2011

During the six months ended June 30, 2012 and 2011 we had no revenue.

Our net loss and comprehensive loss for the six months ended June 30, 2012 and 2011 for the respective items are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011

Professional fees	10,000	6,000
Administrative expenses	7,328	2,056
Interest expense	3,526	3,383
NET LOSS APPLICABLE TO COMMON SHARES	(20,854)	(11,439)
Foreign currency translation adjustment	89	(699)
COMPREHENSIVE LOSS	(20,765)	(12,138)

From the six months ended June 30, 2011 to the six months ended June 30, 2012, accounting and auditors’ fees increased from $6,000 to $10,000, office and administrative fees increased from $2,056 to $7,328, both due to increased activities and interest expense increased from $3,383 to $3,526 due to increased loans from related parties.

For the period from inception (May 9, 2005) to June 30, 2012 we had no operating revenues and incurred net operating losses of $235,539 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

During the three months ended June 30, 2012 and 2011 we had no revenue.

Our net loss and comprehensive loss for the three months ended June 30, 2012 and 2011 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2012	2011

Professional fees	3,000	-
Administrative expenses	3,947	347
Interest expense	1,763	1,706
NET LOSS APPLICABLE TO COMMON SHARES	(8,710)	(2,053)
Foreign currency translation adjustment	490	142
COMPREHENSIVE LOSS	(8,220)	(1,911)

From the three months ended June 30, 2011 to the three months ended June 30, 2012, accounting and auditors’ fees increased from Nil to $3,000, office and administrative fees increased from $347 to $3,947, both due to increased activities and interest expense increased from $1,706 to $1,763 due to increased loans from related parties.

For the period from inception (May 9, 2005) to June 30, 2012 we had no operating revenues and incurred net operating losses of $235,539 consisting of speculative mining expenses, general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and filing of our periodic reports.

Liquidity and Financial Condition

Working Capital

At June 30, 2012 the Company had cash balance of $29,270 and working capital deficit of $91,018. At December 31, 2011 the Company had cash balance of $18,766 and working capital deficit of $98,780.

Operating Activities

During the six months ended June 30, 2012 net cash used in operating activities was $14,496 compared to cash used in operating activities of $10,893 in the same period in 2011.

Investing Activities

Net cash used in investing activities was Nil for the six months ended June 30, 2012, compared to net cash provided by investing activities of Nil in the same period in 2011.

Financing Activities

During the six months ended June 30, 2012 we raised $25,000 by selling 83,333 shares of our common stock at $0.30 per share to our sole director and officer. During the six months ended June 30, 2011 we were advanced $11,677 from related parties.

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

Recent Accounting Pronouncements

During the period ended June 30, 2012 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

As of June 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our six months ended June 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss since inception is $233,776.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2012 the Company received $25,000 from subscriptions for 83,333 common shares at $0.30 per share. The shares were sold to our sole director and officer Ms. Maria Peralta, a non-U.S. person pursuant to the provisions of Regulation S of the Securities Act of 1933.

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
___________
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

OKANA VENTURES, INC.
(Registrant)

Dated: August 20, 2012	By:	/s/ Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)