Form 10-Q
period 2012-09-30
Okana Ventures, Inc.
filed 2012-11-15
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐	YES	☒	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,525,000 common shares issued and outstanding as of November 15, 2012.

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,092	$18,766

Total Current Assets	18,092	18,766

TOTAL ASSETS	$18,092	$18,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$2,769	$3,988
Notes and loans payable to stockholder	114,209	113,558

Total Current Liabilities	116,978	117,546

Total Liabilities	116,978	117,546

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001, 100,000,000 shares authorized and
3,525,000 and 3,441,667 shares issued and outstanding on September 30, 2012
and December 31, 2011, respectively	353	344
Additional paid-in capital	145,931	115,650
Deficit accumulated during the pre-exploration and exploration stages	(242,667)	(212,922)
Cumulative other comprehensive gain or (loss)	(2,503)	(1,852)

Total Stockholders' (Deficit)	(98,886)	(98,780)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,092	$18,766

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS		Cumulative Totals May 9, 2005 (Inception) to
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011	2012

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	-	-	-	-	52,540
Consulting	-	-	-	-	1,200
Professional fees	3,500	2,301	13,500	8,301	110,565
Administrative expenses	3,627	1,649	10,955	3,705	56,375
Taxes and licenses	-	-	-	-	375
Total Operating Expenses	7,127	3,950	24,455	12,006	222,152

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	-	-	7,224
Interest, net	(1,764)	(1,703)	(5,290)	(5,086)	(27,739)
Total other income and (expense)	(1,764)	(1,703)	(5,290)	(5,086)	(20,515)

NET LOSS APPLICABLE TO COMMON SHARES	$(8,891)	$(5,653)	$(29,745)	$(17,092)	$(242,667)

Foreign currency translation adjustment	(740)	1,003	(651)	304	(2,503)

COMPREHENSIVE LOSS	$(9,631)	$(4,650)	$(30,396)	$(16,788)	$(245,170)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,525,000	3,350,000	3,483,029	3,350,000

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED		Cumulative Totals May 9, 2005 (Inception) to
	SEPTEMBER 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,745)	$(17,092)	$(242,667)
Adjustments to reconcile net loss to net cash (used in) operating activities
Interest expense - related party	5,290	4,961	26,784
Changes in assets and liabilities
Increase (decrease) in accounts payable	(1,219)	443	2,769
Total adjustments	4,071	5,404	29,553

Net cash (used in) operating activities	(25,674)	(11,688)	(213,114)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	25,000	-	119,500
Proceeds from notes payable to stockholders	-	11,630	113,558

Net cash provided by financing activities	25,000	11,630	233,058

EFFECT OF FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	-	-	(1,852)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(674)	(58)	18,092

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,766	58	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,092	$-	$18,092

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
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

NOTE 2 -       NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company’s current and previous President have advanced funds to the Company in exchange for demand notes at a zero interest rate. The Company’s former President, Michael Upton, assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital. The Company recorded related-party interest of $5,290 during the nine months ended September 30, 2012 (2011 - $4,961), bringing total related-party interest to $26,784 from inception, May 9, 2005 to September 30, 2012.

In addition to the notes described above, unsecured advances of $11,548 from Ms. Peralta during the year ended December 31, 2011 brought the total notes and loans payable to Ms. Peralta to $114,209 (December 31, 2011 - $113,558). There were no additional advances during the nine months ended September 30, 2012. The difference of $651 is attributable to currency translation.

Because the notes and loans payable to related-parties are due on demand, they are reported as current liabilities.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 3 -       STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company sold 83,333 shares of its common stock to its sole director and officer at $0.30 per share for cash proceeds of $25,000.

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

NOTE 5 -       SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2012 through the date the financial statements were issued and has determined that there are no events required to be disclosed.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

During the nine months ended September 30, 2012 and 2011 we had no revenue.

Our net loss and comprehensive loss for the nine months ended September 30, 2012 and 2011 for the respective items are summarized as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

Professional fees	13,500	8,301
Administrative expenses	10,955	3,705
Interest expense	5,290	5,086
NET LOSS APPLICABLE TO COMMON SHARES	(29,745)	(17,092)
Foreign currency translation adjustment	(651)	304
COMPREHENSIVE LOSS	(30,396)	(16,788)

From the nine months ended September 30, 2011 to the nine months ended September 30, 2012, accounting and auditors’ fees increased from $8,301 to $13,500, office and administrative fees increased from $3,705 to $10,955, both due to increased activities and interest expense increased from $5,086 to $5,290 due to lower foreign exchange rate used for loans denominated in Canadian dollar in 2011.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

During the three months ended September 30, 2012 and 2011 we had no revenue.

Our net loss and comprehensive loss for the three months ended September 30, 2012 and 2011 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

Professional fees	3,500	2,301
Administrative expenses	3,627	1,649
Interest expense	1,764	1,703
NET LOSS APPLICABLE TO COMMON SHARES	(8,891)	(5,653)
Foreign currency translation adjustment	(740)	1,003
COMPREHENSIVE LOSS	(9,631)	(4,650)

From the three months ended September 30, 2011 to the three months ended September 30, 2012, accounting and auditors’ fees increased from $2,301 to $3,500, office and administrative fees increased from $1,649 to $3,627, both due to increased activities and interest expense increased from $1,703 to $1,764.

Liquidity and Financial Condition

Working Capital

At September 30, 2012 the Company had cash balance of $18,092 and working capital deficit of $98,886. At December 31, 2011 the Company had cash balance of $18,766 and working capital deficit of $98,780.

Operating Activities

During the nine months ended September 30, 2012 net cash used in operating activities was $25,674 compared to cash used in operating activities of $11,688 in the same period in 2011.

Investing Activities

Net cash used in investing activities was $Nil for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011.

Financing Activities

During the nine months ended September 30, 2012 we raised $25,000 by selling 83,333 shares of our common stock at $0.30 per share to our sole director and officer. During the nine months ended September 30, 2011 we were advanced $11,630 from related parties.

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

Recent Accounting Pronouncements

During the period ended September 30, 2012 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.      Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our nine months ended September 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss since inception is $242,667.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

OKANA VENTURES, INC.
(Registrant)

Dated: November 15, 2012	By:	/s/ Maria Peralta
Maria Peralta
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)