Form 10-K
period 2012-12-31
Okana Ventures, Inc.
filed 2013-04-12
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-33715

OKANA VENTURES, INC.
(Name of registrant in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Moliere No. 222, Torre de Oficinas, Col. Los Morales Polanco, Delgacion Miguel Hidalgo, Mexico City, Mexico	N/A
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775-636-6986

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.0001	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None
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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

The Registrant’s shares are quoted on the Over-the-Counter Bulletin Board under the symbol “OKNV”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stocks, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,525,000 common shares issued and outstanding as of April 12, 2013.

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

We raised the minimum amount of $50,000 from our SB-2 offering, which closed on September 18, 2007. The funds raised, together with the loans and purchase of shares by the directors ($83,692 in loans and $17,000 in share purchases) provided us with sufficient funds to complete our initial exploration work program on the Westmoreland property which we had previously acquired. Based on the results from our initial exploration work program, we decided not to conduct any further exploration on this mining property. In April 2008 we terminated the mineral purchase agreement and transferred title to the Westmoreland property back to Messrs. Gruenwald and MacInnis in accordance with the terms of the mineral purchase agreement. We also terminated our option to purchase agreement on the Bradley Creek property after limited exploration efforts.

Current Business

We are in the business of acquisition and exploration of mining properties and are presently in the process of searching for other mining properties that are in their early exploration stages. We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

At the present time, we have not acquired any interest in a mining property or the right to acquire any interest in a mining property.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

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

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdictions in which we develop mineral properties, including regulations governing: posting claims, locating claims, working claims, extraction methodologies, geological and geochemical surveying, the use of explosives, disposal, environmental matters, reclamation and other similar legal requirements

In addition, before work may commence on a mineral property, application must be made for permits. This application requires us to set out the location, nature, extent and duration of the proposed exploration activities. We may not be successful in applying for the permits we need in order to commence work on any mineral properties we may acquire. At present, we do not have any pending applications for government approval of our exploration program.

Item 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our net loss since inception is $250,070. There can be no assurance that we will generate significant revenues or achieve profitable operations. At December 31, 2012 we had a working capital deficit of $104,463.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 to our financial statements for the year ended December 31, 2012, which are included in this annual report on Form 10-K. If we are not able to continue as a going concern, it is likely investors will lose their investments.

We are an early stage company with no history of revenues making it difficult to evaluate whether we will operate profitably.

We are an early-stage exploration company. We do not have a meaningful historical record of sales and revenues nor an established business track record. We are presently in the process of searching for another mining property that is still in its early exploration stage. We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

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

Since our officer can work or consult for other companies, their activities could slow down our operations.

Our sole director and officer is not required to work exclusively for us. She does not devote all of her time to our operations. Therefore, it is possible that a conflict of interest with regard to her time may arise based on her services for other companies. Her other activities may prevent her from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.

We depend on key personnel

Our future success will depend in part on the continued service of key personnel, particularly, Maria Peralta, our sole director and officer. We have not entered into an employment agreement with Ms. Peralta. If Ms. Peralta chooses to leave our company we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. We face intense competition for these individuals from well-established companies. We may not be able to attract qualified new employees or retain existing employee, which may have a material adverse effect on our results of operations and financial condition.

Because we do not have an audit or compensation committee, shareholders will have to rely on our sole director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent Directors. These functions are performed by our sole director and officer. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Under the Sarbanes Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations requires significant management time, places significant additional demands on our finance and accounting staff, and on our financial, accounting and information system, which will need to be expanded, and will increase our insurance, legal and financial compliance costs.

We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 3,525,000 shares are issued and outstanding. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, management plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. We believe that the foregoing steps will remediate the deficiencies identified and we continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. Additionally, management compensates for the lack of segregation of duties by employing close involvement of management in day to day operations and outsourcing to financial consultants, thereby minimizing the materiality of the impact of such limitations.

Risks Relating to our Common Stock

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “OKNV”. We can provide no assurance that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We expect the market price for our common shares will be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

We expect the market for our common shares will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors.

First, as noted above, our common shares will be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2012 and the date of this report, we had 3,525,000 shares of common stock outstanding. We are authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.   Description of Property.

We do not hold ownership or leasehold interest in any property.

Item 3.    Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

We have been assigned the trading symbol of “OKNV”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of April 12, 2013 there were 35 registered shareholders and 3,525,000 shares outstanding.

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

Recent Sales of Unregistered Securities

On May 17, 2012, the Company received $25,000 from subscriptions for 83,333 common shares at $0.30 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Transfer Agent

The registrar and stock transfer agent of the company is Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada, 89119.

Item 6.   Selected Financial Data.

Not required for smaller reporting companies.

Item 7.    Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of December 31, 2012 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Plan of Operations

Cash Requirements

Over the twelve months ending December 31, 2013, we estimate that we will require working capital of approximately $100,000.

We have not yet commenced operations, and have generated no revenue to date. We are an exploration stage company.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding. These funds will be used to acquire a mining property and maintain our reporting issuer status. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the issuance of common stock and loans from our officers.

At December 31, 2012, we had a working capital deficit of $104,463 compared to a working capital deficit of $98,780 at December 31, 2011.

At December 31, 2012, our total assets of $15,015 consist of cash. This compares with our assets at December 31, 2011 of $18,766 which consists of cash.

At December 31, 2012, our total liabilities were $119,478 compared to our liabilities of $117,546 as at December 31, 2011.

During the year ended December 31, 2012 we used $28,751 in our operations and raised $25,000 from sale of our common shares at $0.30 per share. During the year ended December 31, 2011 we used $20,422 in our operations, raised $27,500 from sale of our common shares at $0.30 per share and received an advance of $11,548 from a shareholder.

We have had no revenues from inception. We currently do not have sufficient funds for working capital and will have to raise additional capital to acquire a mineral property.

Results of Operations.

We posted losses of $37,148 for the year ended December 31, 2012, losses of $25,064 for the year ended December 31, 2011, and losses of $250,070 since inception to December 31, 2012. Operating expenses for the year ended December 31, 2012 were $30,336 compared to $18,278 in 2011. Professional fees increased from $11,151 in 2011 to $17,000 in 2012 and administrative fees increased from $7,127 in 2011 to $13,336 in 2012 as in 2012 there were more filing requirements and we had less donated services provided by our officer and director.

Investing Activities

We have had no investing activities since inception.

Product Research and Development

Our business plan is focused on acquiring mineral properties and commencing exploration activities thereon.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

Employees

Currently there are no full time or part-time employees of our company.We may engage one or more consultants to assist with management of our company. If business is successful and we experience profit growth, we may hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended December 31, 2012, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We anticipate that additional funding will be required in the form of debt and/or equity financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debts to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Okana Ventures, Inc. (an exploration stage company)
Mexico City, Mexico

We have audited the accompanying balance sheet of Okana Ventures, Inc. (an exploration stage company) (the “Company”) as of December 31, 2012, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from May 9, 2005 (inception) through December 31, 2011 were audited by other auditors whose report dated March 29, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from May 9, 2005 (inception) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2011, is solely based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as of December 31, 2012 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee

Okana Ventures, Inc.
Mexico City, Mexico

We have audited the balance sheet of Okana Ventures, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended and for the period from May 9, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okana Ventures, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from May 9, 2005 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has liquidity problems, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 29, 2012

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$15,015	$18,766
Total Current Assets	15,015	18,766

TOTAL ASSETS	$15,015	$18,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$5,573	$3,988
Notes payable to stockholder	113,905	113,558
Total Current Liabilities	119,478	117,546

Total Liabilities	119,478	117,546

STOCKHOLDERS' DEFICIT
Common stock, par value $0.0001, 100,000,000 shares authorized and
3,525,000 and 3,441,667 shares issued and outstanding
at December 31, 2012 and 2011, respectively	352	344
Additional paid-in capital	147,454	115,650
Deficit accumulated during the exploration stage	(250,070)	(212,922)
Cumulative other comprehensive loss	(2,199)	(1,852)

Total Stockholders' Deficit	(104,463)	(98,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,015	$18,766

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,		May 9, 2005 (Inception) to December 31,
	2012	2011	2012

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Mineral property costs	-	-	52,540
Consulting	-	-	1,200
Professional fees	17,000	11,151	114,065
General and administrative	13,336	7,127	58,756
Taxes and licenses	-	-	375
Total Operating Expenses	30,336	18,278	228,033

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(6,812)	(6,786)	(29,261)

Total other income and (expense)	(6,812)	(6,786)	(22,037)

NET LOSS APPLICABLE TO COMMON SHARES	$(37,148)	$(25,064)	$(250,070)

Foreign currency translation adjustment	-	82	(1,852)

COMPREHENSIVE LOSS	$(37,148)	$(24,982)	$(251,922)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	3,493,579	3,359,292

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM MAY 9, 2005 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Other Comprehensive Income	Stockholders'
	Shares	Amount	Capital	Stage	(Loss)	Deficit

May 9, 2005 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash, May 10, 2005	75,000	8	1,492	-	-	1,500
Interest - related party	-	-	181	-	-	181
Net loss	-	-	-	(6,144)	-	(6,144)
Cumulative currency translation adjustment	-	-	-	-	(342)	(342)
Balance, December 31, 2005	75,000	8	1,673	(6,144)	(342)	(4,805)
Issuance of common stock for cash, July 31, 2006	775,000	77	15,423	-	-	15,500
Interest - related party	-	-	751	-	-	751
Net loss	-	-	-	(22,767)	-	(22,767)
Cumulative currency translation adjustment	-	-	-	-	(134)	(134)
Balance, December 31, 2006	850,000	85	17,847	(28,911)	(476)	(11,455)
Issuance of common stock for cash, June, 2007	2,500,000	250	49,750	-	-	50,000
Interest - related party	-		1,663	-	-	1,663
Net loss	-	-	-	(75,233)	-	(75,233)
Cumulative currency translation adjustment	-	-	-	-	(635)	(635)
Balance, December 31, 2007	3,350,000	335	69,260	(104,144)	(1,111)	(35,660)
Interest - related party	-		2,529	-	-	2,529
Net loss	-	-	-	(24,535)	-	(24,535)
Cumulative currency translation adjustment	-	-	-	-	3,034	3,034
Balance, December 31, 2008	3,350,000	335	71,789	(128,679)	1,923	(54,632)
Interest - related party	-		4,071	-	-	4,071
Net loss	-	-	-	(27,577)	-	(27,577)
Cumulative currency translation adjustment	-	-	-	-	(2,989)	(2,989)
Balance, December 31, 2009	3,350,000	335	75,860	(156,256)	(1,066)	(81,127)
Interest - related party	-	-	5,638	-	-	5,638
Net loss	-	-	-	(31,602)	-	(31,602)
Cumulative currency translation adjustment	-	-	-	-	(868)	(868)
Balance, December 31, 2010	3,350,000	335	81,498	(187,858)	(1,934)	(107,959)
Issuance of common stock for cash	91,667	9	27,491	-	-	27,500
Interest - related party	-	-	6,661	-	-	6,661
Net loss	-	-	-	(25,064)	-	(25,064)
Cumulative currency translation adjustment	-	-	-	-	82	82
Balance, December 31, 2011	3,441,667	344	115,650	(212,922)	(1,852)	(98,780)
Issuance of common stock for cash	83,333	8	24,992	-	-	25,000
Interest - related party	-	-	6,812	-	-	6,812
Net loss	-	-	-	(37,148)	-	(37,148)
Cumulative currency translation adjustment	-	-	-	-	(347)	(347)
Balance, December 31, 2012	3,525,000	$352	$147,454	$(250,070)	$(2,199)	$(104,463)

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		May 9, 2005 (Inception) to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,148)	$(25,064)	$(250,070)
Adjustments to reconcile net loss to net cash
used in operating activities
Imputed interest expense - related party	6,812	6,661	28,306
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	1,585	(2,019)	5,573

Net cash used in operating activities	(28,751)	(20,422)	(216,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	25,000	27,500	119,500
Proceeds from notes payable to stockholders	-	11,548	113,558

Net cash provided by financing activities	25,000	39,048	233,058

EFFECTS OF FOREIGN CURRENCY
TRANSLATION ON CASH	-	82	(1,852)

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(3,751)	18,708	15,015
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18,766	58	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,015	$18,766	$15,015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Okana Ventures, Inc., (the Company”) was incorporated on May 9, 2005 in Nevada. The business purpose of the Company is to acquire and develop mineral properties.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $15,015 and $18,766 in cash as of December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees in accordance with ASC 718 "Compensation - Stock Compensation" whereby the fair value of the share-based payment transaction is determined on the grant date. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees" whereby the fair value of the share-based payment transaction is determined at the earlier of performance commitment date or the performance completion date.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

ASC220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company recorded effects of foreign exchange on a shareholder loan as its other comprehensive loss.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

Recently Issued Accounting Pronouncements

The Company’s management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $104,463 and has accumulated deficit of $250,070 as of December 31, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PROVISION FOR INCOME TAXES

The company adopted the provision of ASC740, “Accounting for Income Taxes”. Pursuant to ASC740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely that not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2012 and 2011, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$250,071	$212,922
Total deferred tax assets	87,500	74,500
Less: valuation allowance	(87,500)	(74,500)
Net deferred tax assets	$-	$-

The cumulative net operating loss carryforward is approximately $250,071 as of December 31, 2012 and it will begin to expire in the year 2025. The valuation allowance for deferred tax assets as of December 31, 2012 was $87,500. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

During 2012 the Company sold 83,333 common shares at $0.30 per share for cash proceeds of $25,000.

During 2011 the Company sold 91,667 common shares at $0.30 per share for cash proceeds of $27,500.

From inception through December 31, 2012, the Company sold an aggregate of 3,350,000 common shares for cash proceeds of $67,000.

NOTE 5 – NOTES PAYABLE TO STOCKHOLDER

The Company’s former president, who is also a stockholder, regularly advances funds to the Company in exchange for demand notes at zero interest rate. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. Total interest expense may include interest or finance charges other than the related-party donated interest. The Company recorded related-party interest of $6,812 and $6,661 during 2012 and 2011, respectively. In 2011, the notes payable to the former president were assigned to the sole director and officer of the Company.

In addition to the notes described above, unsecured advances of $11,548 from the Company’s sole director and officer during 2011 brought the total notes and loans payable to related parties to $113,905 and $113,558 as of December 31, 2012 and 2011, respectively.

These related-party notes payable are unsecured and due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 21, 2013 we engaged MaloneBailey LLP as our independent auditor, replacing Anderson Bradshaw PLLC.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Maria Peralta who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Ms. Peralta concluded that as of and for the year ended December 31, 2012, our disclosure controls and procedures are not effective due to a material weakness identified related to the Company’s limited internal audit functions. The material weakness identified relates to insufficient segregation of duties. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

Management, including our principal executive officer Ms. Peralta who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Ms. Peralta concluded that, as of and for the year ended December 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended December 31, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the material -weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at April 12, 2013, our sole director and executive officer, her age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Maria Peralta	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Director	57	March 30, 2011

Business Experience

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Maria Peralta

Ms. Peralta became our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director on March 30, 2011.

From 2000 to 2007, Ms. Peralta worked as consultant for various branches of the Mexican Government, including the geological survey (CRM) and non-metallic minerals commission (FMNMM), facilitating small to medium scale mining through investment, exploration, beneficiation, commercialization and industrial studies. Between 2007 and 2011, she worked as a mining consultant for Mexican mining companies including advanced exploration projects for Minera Fuerte Mayo S.A. and mine exploration, development and operations for Real de Minas S.A. Ms. Peralta is a graduate of Institute of Geology National Autonomous University of Mexico UNAM. Mexico City, Mexico and has been involved with numerous exploration projects in Mexico and South America. Because of Ms. Peralta’s substantial mining business experience, we have concluded that Ms. Peralta should serve as a director of the Company.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Significant Employees

We have no significant employees other than the sole officer and director described above.

Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2012.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 12, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Ronnie Birch 7071 Jasper Drive Vernon, BC, V1H1P2, Canada	300,000 common shares	8.51%
Michelle Smith 1315 Gordon Dr. Kelowna, BC, V1Y3E7, Canada	325,000 common shares	9.22%
Directors and Executive Officer as a Group	0%	0%
____________________
(1)
Based on 3,525,000 shares of common stock issued and outstanding as April 12, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

The Company’s former president Michael Upton regularly advanced funds to the Company in exchange for demand notes at a zero interest rate. He assigned his debt of $102,010 to Ms. Peralta upon her appointment as President, Treasurer and Director in 2011. The Company imputes simple interest at 6% per annum as interest expense with the related-party contributed interest as additional paid-in capital. Company recorded related-party interest of $6,812 during the year ended December 31, 2012.

Item 14.  Principal Accountant Fees and Services

During the years ended December 31, 2012, and 2011, we engaged MaloneBailey LLP and Child, Van Wagoner & Bradshaw, PLLC, respectively, as our independent auditor. For the years ended December 31, 2012, and 2011, we incurred fees as discussed below:

	2012	2011

Annual audit and quarterly review fees	$10,200	$11,000
Audit – related fees	$1,500	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the Company’s filings other than form 10-K.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the sole officer and director may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us since our inception.

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

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
*Filed herewith

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

OKANA VENTURES, INC.

Date: April 12, 2013	By:	/s/ Maria Peralta
Maria Peralta
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive and Principal Financial and Accounting Officer and Director)