Form 10-Q
period 2013-03-31
Okana Ventures, Inc.
filed 2013-05-09
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File Number: 001-33715

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,525,000 common shares issued and outstanding as of May 9, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Page(s)

Unaudited Balance Sheets as of March 31, 2013 and December 31, 2012	F-1

Unaudited Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012 and the Period from May 9, 2005 (Inception) through March 31, 2013	F-2

Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and the Period from May 9, 2005 (Inception) through March 31, 2013	F-3

Notes to Unaudited Financial Statements	F-4

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$7,305	$15,015
Total Current Assets	7,305	15,015

TOTAL ASSETS	$7,305	$15,015

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$2,170	$5,573
Notes payable to stockholder	113,905	113,905
Total Current Liabilities	116,075	119,478
Total Liabilities	116,075	119,478

STOCKHOLDERS' DEFICIT
Common stock, par value $0.0001, 100,000,000 shares authorized and
3,525,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012	352	352
Additional paid-in capital	149,157	147,454
Deficit accumulated during the exploration stage	(256,080)	(250,070)
Cumulative other comprehensive loss	(2,199)	(2,199)
Total Stockholders' Deficit	(108,770)	(104,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,305	$15,015

The accompanying notes are an integral part of these unaudited financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		May 9, 2005
	March 31,		(Inception) to
	2013	2012	March 31, 2013

INCOME	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	1,097
Mineral property costs	-	-	52,540
Consulting	-	-	1,200
Professional fees	3,950	7,000	118,015
General and administrative	357	3,381	59,113
Taxes and licenses	-	-	375
Total Operating Expenses	4,307	10,381	232,340

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income	-	-	7,224
Interest, net	(1,703)	(1,763)	(30,964)

Total other income and (expense)	(1,703)	(1,763)	(23,740)

NET LOSS APPLICABLE TO COMMON SHARES	$(6,010)	$(12,144)	$(256,080)

Foreign currency translation adjustment	-	(401)	(2,199)

COMPREHENSIVE LOSS	$(6,010)	$(12,545)	$(258,279)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,525,000	3,441,667

The accompanying notes are an integral part of these unaudited financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		May 9, 2005
	March 31,		(Inception) to
	2013	2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,010)	$(12,144)	$(256,080)
Adjustments to reconcile net loss to net cash
used in operating activities
Imputed interest expense - related party	1,703	1,763	30,009
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	(3,403)	1,550	2,170

Net cash used in operating activities	(7,710)	(8,831)	(223,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	119,500
Proceeds from notes payable to stockholders	-	-	113,558

Net cash provided by financing activities	-	-	233,058

EFFECTS OF FOREIGN CURRENCYTRANSLATION ON CASH	-	-	(1,852)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,710)	(8,831)	7,305

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,015	18,766	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,305	$9,935	$7,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements of Okana Ventures, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $108,770 and has accumulated deficit of $256,080 as of March 31, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - NOTES AND LOANS PAYABLE TO STOCKHOLDERS

As of March 31, 2013 and December 31, 2012, the Company had a total of $113,905 due to its sole director and officer. The amounts due are unsecured, bear no interest and are due on demand. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. The Company recorded related-party interest of $1,703 during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our Business

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

Current Business

We are presently in the process of searching for another mining property that is economically viable and still in its exploration stage. We cannot guarantee that a commercially viable mineral deposit exists in any mining property we may acquire until we are able to perform further exploration and a comprehensive evaluation determines if it has economic feasibility.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013 and 2012 we had no revenue.

Our net loss and comprehensive loss for the three months ended March 31, 2013 and 2012 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

Professional fees	$3,950	$7,000
General and administrative	357	3,381
Interest expense	1,703	1,763
NET LOSS APPLICABLE TO COMMON SHARES	$(6,010)	$(12,144)
Foreign currency translation adjustment	-	(401)
COMPREHENSIVE LOSS	$(6,010)	$(12,545)

From the three months ended March 31, 2012 to the three months ended March 31, 2013, accounting and auditors’ fees decreased from $7,000 to $3,950 mostly due to timing difference of the year end audits, office and administrative fees decreased from $3,381 to $357 due to our more streamlined operations in 2013, and interest expense decreased from $1,763 to $1,703 due to foreign currency translation we used in 2012 which is not required in 2013.

Liquidity and Financial Condition

Working Capital

At March 31, 2013 the Company had cash balance of $7,305 and working capital deficit of $108,770. At December 31, 2012 the Company had cash balance of $15,015 and working capital deficit of $104,463.

Operating Activities

During the three months ended March 31, 2013 net cash used in operating activities was $7,710 compared to cash used in operating activities of $8,831 in the three months ended March 31, 2012.

Investing Activities

During the three months ended March 31, 2013 and 2012 we had no cash flows from investing activities.

Financing Activities

During the three months ended March 31, 2013 and 2012 we had no cash flows from financing activities.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2012, our independent registered public accountant included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our audited financial statements for the year ended December 31, 2012 contained additional note disclosures describing the circumstances that lead to this disclosure.

As of March 31, 2013, we had accumulated losses from inception of $256,080 and a working capital deficit of $108,770. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

OKANA VENTURES, INC.
(Registrant)

Dated: May 9, 2013	By:	/s/ “Maria Peralta”
Maria Peralta
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)