Form 10-Q
period 2013-06-30
Okana Ventures, Inc.
filed 2013-08-19
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33715

OKANA VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Convention Centre Drive, Suite 700, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

775-636-6986
(Registrant’s telephone number, including area code)

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☒ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

88,952,174 common shares issued and outstanding as of August 19, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Page(s)

Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	F-1

Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012 and the Period from May 9, 2005 (Inception) through June 30, 2013 (unaudited)	F-2

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and the Period from May 9, 2005 (Inception) through June 30, 2013 (unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$176	$15,015
Total Current Assets	176	15,015

TOTAL ASSETS	$176	$15,015

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$5,624	$5,573
Notes payable to stockholder	113,905	113,905
Total Current Liabilities	119,529	119,478

Total Liabilities	119,529	119,478

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 1,200,000,000 shares authorized
and 42,300,000 shares issued and outstanding	42,300	42,300
Additional paid-in capital	108,914	105,506
Deficit accumulated during the exploration stage	(268,368)	(250,070)
Cumulative other comprehensive loss	(2,199)	(2,199)
Total Stockholders' Deficit	(119,353)	(104,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$176	$15,015

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended		May 9, 2005
	June 30,		June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational expenses	-	-	-	-	1,097
Mineral property costs	-	-	-	-	52,540
Consulting	-	-	-	-	1,200
Professional fees	7,800	3,000	11,750	10,000	125,815
General and administrative	2,783	3,947	3,140	7,328	61,896
Taxes and licenses	-	-	-	-	375
Total Operating Expenses	10,583	6,947	14,890	17,328	242,923

OTHER INCOME AND (EXPENSE)
Miscellaneous consulting income		-	-	-	7,224
Imputed interest – related party	(1,704)	(1,763)	(3,408)	(3,526)	(32,669)

Total other income and (expense)	(1,704)	(1,763)	(3,408)	(3,526)	(25,445)

NET LOSS APPLICABLE TO COMMON SHARES	$(12,287)	$(8,710)	$(18,298)	$(20,854)	$(268,368)

Foreign currency translation adjustment	-	490	-	89	(2,199)

COMPREHENSIVE LOSS	$(12,287)	$(8,220)	$(18,298)	$(20,765)	$(270,567)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	42,300,000	41,783,520	42,300,000	41,541,756

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		May 9, 2005
	June 30,		(Inception) to
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,298)	$(20,854)	$(268,368)
Adjustments to reconcile net loss to net cash
used in operating activities
Imputed interest expense - related party	3,408	3,526	31,714
Changes in operating assets and liabilities
Increase in accounts payable and
accrued expenses	51	2,832	5,624

Net cash used in operating activities	(14,839)	(14,496)	(231,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock		25,000	119,500
Proceeds from notes payable to stockholders	-	-	113,558

Net cash provided by financing activities	-	25,000	233,058

EFFECTS OF FOREIGN CURRENCY
TRANSLATION ON CASH	-	-	(1,852)

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(14,839)	10,504	176
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	15,015	18,766	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$176	$29,270	$176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

OKANA VENTURES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1– BASIS OF PRESENTATION

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

On July 30, 2013, the Company closed an asset purchase agreement with Vansen Pharma, Inc. (“Vansen”), whereby the Company purchased the right, title and interest to certain Spectracef® and cefditoren pivoxil products in the United States, along with related contracts, records, inventories and product registrations. Vansen will retain their right, title and interest to the products in Canada. Vansen is a sales and marketing organization focused on specialty pharmaceutical products. With its US-based sales force the Company sells its anti-infective product Spectracef(R) and its authorized generic (cefditoren pivoxil) to major wholesalers and pharmacy chains.

On July 30, 2013, the Company’s board of directors approved the change of Company’s name to “Vansen Pharma Inc.”. The name change will be effected through an agreement and plan of merger to merge with and into the Company’s wholly-owned subsidiary, which was formed on August 7, 2013 solely for the change of name. The name change is pending approval from Financial Industry Regulatory Authority (“FINRA”).

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $119,353 and has accumulated deficit of $268,368 as of June 30, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – NOTES AND LOANS PAYABLE TO STOCKHOLDERS

As of June 30, 2013 and December 31, 2012, the Company had a total of $113,905 due to its former sole director and officer. The amounts due are unsecured, bear no interest and are due on demand. The Company imputes simple interest at 6% per annum as interest expense with the related-party donated interest as additional paid-in capital. The Company recorded related-party interest of $3,408 during the six months ended June 30, 2013.

NOTE 4 – EQUITY

On August 7, 2013, the Company effected a twelve (12) for one (1) forward stock split of our common stock with a par value of $0.001. The par value was amended from $0.0001 to $0.001. All share and per share amounts herein have been retroactively restated to reflect both the split and the par value revision.

NOTE 5 – SUBSEQUENT EVENTS

On July 30, 2013, the Company entered into and closed an asset purchase agreement with Vansen to acquire the right, title and interest to certain Spectracef® and cefditoren pivoxil products in the United States, along with related contracts, records, inventories and product registrations. Vansen will retain their right, title and interest to the products in Canada. As consideration for the purchase, the Company paid Vansen $900,000 in cash and issued 43,500,000 shares of common stock. The issuance of these shares resulted in a change in control of the Company.

Concurrently with the purchase agreement with Vansen, the Company entered into a private placement subscription agreement with an investor pursuant to which the Company received gross proceeds of $1,450,000 for the issuance of 3,152,174 shares of common stock, at a price of $0.46 per share.

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

Our Business

History

Okana Ventures, Inc. was incorporated on May 9, 2005, in the State of Nevada. We were in the business of acquisition and exploration of mineral properties.

On July 30, 2013, we entered into and closed an asset purchase agreement with Vansen Pharma, Inc., pursuant to which we agreed to purchase the right, title and interest to certain Spectracef® and cefditoren pivoxil products in the United States, along with related contracts, records, inventories and product registrations. Vansen will retain their right, title and interest to the products in Canada.

As consideration for the purchase, we paid Vansen $900,000 in cash and issued 43,500,000 shares of common stock which resulted in a change in control of the Company.

Vansen Pharma is a sales and marketing organization focused on specialty pharmaceutical products. With its US-based sales force the company sells its anti-infective product Spectracef(R) and its authorized generic (cefditoren pivoxil) to major wholesalers and pharmacy chains.

Vansen focuses on broad therapeutic areas which are still anticipated to grow and present an opportunity for major expansion. Vansen will grow its commercial presence by adding complimentary products through in–licensing, co-promotion and acquisitions; building a commercialized product portfolio.

In regards to the assets that we have acquired from Vansen, SPECTRACEF® and its authorized generic (cefditoren pivoxil) are effective antibiotic therapy in a patient-friendly dose pack offering convenience and promoting compliance. SPECTRACEF® (cefditoren pivoxil) tablets are indicated for treatment of mild to moderate infections in patients 12 years of age or older caused by susceptible strains of the following microorganisms:

-	Acute Bacterial Exacerbation of Chronic Bronchitis caused by Haemophilus influenzae.
-	Community-Acquired Pneumonia caused by Haemophilus influenzae.
-	Pharyngitis/Tonsillitis caused by Streptococcus pyogenes.
-	Uncomplicated Skin and Skin-Structure Infections caused by Staphylococcus aureus.

Effective July 30, 2013, Maria Peralta resigned as a director and officer of our company and Richard Azani and Patrick Charles Frankham were appointed directors of our company. Also effective July 30, 2013, Richard Azani was appointed as our president, secretary, chief financial officer and treasurer.

On July 30, 2013, our board of directors approved the change of our name to “Vansen Pharma Inc.”. We anticipate that the name change will be effected through an agreement and plan of merger to merge with and into our wholly-owned subsidiary, which shall be formed solely for the change of name.

On August 7, 2013, the Company effected a twelve (12) for one (1) forward stock split of our common stock with a par value of $0.001. The par value was amended from $0.0001 to $0.001. All share and per share amounts herein have been retroactively restated to reflect both the split and the par value revision..

These amendments will be submitted for review with the Financial Industry Regulatory Authority (“FINRA”). We will announce the completion of FINRA review and the effectiveness of these changes on the market by filing a Current Report on Form 8-K.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2013 and 2012

During the six months ended June 30, 2013 and 2012 we had no revenue.

Our net loss and comprehensive loss for the six months ended June 30, 2013 and 2012 for the respective items are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012

Professional fees	$11,750	$10,000
General and administrative	3,140	7,328
Interest expense	3,408	3,526
NET LOSS APPLICABLE TO COMMON SHARES	$(18,298)	$(20,854)
Foreign currency translation adjustment	-	89
COMPREHENSIVE LOSS	$(18,298)	$(20,765)

From the six months ended June 30, 2012 to the six months ended June 30, 2013, accounting and auditors’ fees increased from $10,000 to $11,750, office and administrative fees decreased from $7,328 to $3,140 due to our more streamlined operations in 2013, and interest expense decreased from $3,526 to $3,408 due to foreign currency translation we used in 2012 which is not required in 2013.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

During the three months ended June 30, 2013 and 2012 we had no revenue.

Our net loss and comprehensive loss for the three months ended June 30, 2013 and 2012 for the respective items are summarized as follows:

	THREE MONTHS ENDED
	JUNE 30,
	2013	2012

Professional fees	$7,800	$3,000
General and administrative	2,784	3,947
Interest expense	1,704	1,763
NET LOSS APPLICABLE TO COMMON SHARES	$(12,288)	$(8,710)
Foreign currency translation adjustment	-	490
COMPREHENSIVE LOSS	$(12,288)	$(8,220)

From the three months ended June 30, 2012 to the three months ended June 30, 2013, accounting and auditors’ fees increased from $3,000 to $7,800 mostly due to timing difference of the year end audits, office and administrative fees decreased from $3,947 to $2,784 due to our more streamlined operations in 2013, and interest expense decreased from $1,763 to $1,704 due to foreign currency translation we used in 2012 which is not required in 2013.

Liquidity and Financial Condition

Working Capital

At June 30, 2013 the Company had cash balance of $176 and working capital deficit of $119,353. At December 31, 2012 the Company had cash balance of $15,015 and working capital deficit of $104,463.

Operating Activities

During the six months ended June 30, 2013 net cash used in operating activities was $14,839 compared to cash used in operating activities of $14,496 in the six months ended June 30, 2012.

Investing Activities

During the six months ended June 30, 2013 and 2012 we had no cash flows from investing activities.

Financing Activities

During the six months ended June 30, 2013 we had no cash flows from financing activities. During the six months ended June 30, 2012 we raised $25,000 by selling 83,333 shares of our common stock at $0.30 per share to our sole director and officer.

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

As of June 30, 2013, we had accumulated losses from inception of $268,368 and a working capital deficit of $119,353. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective July 30, 2013, we issued 43,500,000 shares of common stock to Vansen, a non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective July 30, 2013, concurrently with the agreement with Vansen, we entered into a private placement subscription agreement with an investor pursuant to which we have received gross proceeds of US$1,450,000 for the issuance of 3,152,174 shares of our common stock, at a price of $0.46 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

3.1	Certificate of Change.

3.2	Articles of Merger.

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

OKANA VENTURES, INC.
(Registrant)

Dated: August 19, 2013	By:	/s/ Richard Azani
Richard Azani
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Patrick Charles Frankham
Patrick Charles Frankham
Director