Form 10-Q
period 2013-09-30
Vansen Pharma Inc.
filed 2013-12-04
CIK 1378076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission File Number  001-33715

VANSEN PHARMA INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2881151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Convention Centre Drive, Suite 700 Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

(514) 502-9494
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    YES      ☐    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES      ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒ YES       ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

85,800,004 common shares issued and outstanding as of December 4, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

VANSEN PHARMA INC.

(formerly Okana Ventures, Inc.)

(A Development Stage Company)

Financial Statements

September 30, 2013

(Expressed in U.S. dollars)

 (unaudited)

VANSEN PHARMA INC.
(formerly Okana Ventures, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2013 $	December 31, 2012 $
	(unaudited)
Assets

Current Assets

Cash	599,597	15,015
Accounts receivable	682,302	–
Prepaid expenses	208,911	–
Inventory (Note 4)	1,432,531	–
Note receivable (Note 6)	133,992	–
Total Current Assets	3,057,333	15,015
Intangible assets (Note 5)	4,104,861	–
Total Assets	7,162,194	15,015

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities (Note 7)	1,059,269	–
Provision for product returns (Note 3)	750,000	–
Notes payable (Note 9)	2,287,303	–
Convertible debentures, net of unamortized discount of $756,377 (Note 10)	873,623	–
Derivative liability (Note 11)	9,798	–
Liabilities held for discontinued operations (Note 15)	–	119,478
Total Current Liabilities	4,979,993	119,478

Convertible debentures, net of unamortized discount of $1,997,254 (Note 10)	202,746	–
Total Liabilities	5,182,739	119,478

Nature of operations and continuance of business (Note 1)
Commitments (Note 16)
Subsequent event (Note 17)

Stockholders’ Equity (Deficit)

Common stock: 1,200,000,000 shares authorized, par value $0.001 85,800,004 and 42,300,000 shares issued and outstanding, respectively	85,800	42,300
Common stock issuable (Note 12)	638,000	–
Additional paid-in capital	4,001,819	105,506
Accumulated other comprehensive loss	(2,199)	(2,199)
Deficit accumulated during the development stage	(2,475,597)	–
Deficit accumulated during the exploration stage	(268,368)	(250,070)
Total Stockholders’ Equity (Deficit)	1,979,455	(104,463)
Total Liabilities and Stockholders’ Equity (Deficit)	7,162,194	15,015

(The accompanying notes are an integral part of these financial statements)

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $	Accumulated from May 9, 2005 (Date of Inception) to September 30, 2013 $

Revenue (Note 8)	682,302	–	682,302	–	682,302
Cost of sales (Note 8)	(400,919)	–	(400,919)	–	(400,919)
Gross Margin	281,383	–	281,383	–	281,383

Expenses

Amortization of intangible assets (Note 5)	195,139	–	195,139	–	195,139
General and administrative	1,013,987	–	1,013,987	–	1,013,987
Sales and marketing	70,069	–	70,069	–	70,069
Salaries and wages	592,037	–	592,037	–	592,037
Total Expenses	1,871,232	–	1,871,232	–	1,871,232
Loss from Operations	(1,589,849)	–	(1,589,849)	–	(1,589,849)

Other Income (Expense)

Accretion of discounts on convertible debt (Note 10)	(7,763)	–	(7,763)	–	(7,763)
Gain on change in fair value of derivative liability (Note 11)	1,596	–	1,596	–	1,596
Impairment of intangible assets (Note 5)	(845,225)		(845,225)		(845,225)
Interest expense	(34,356)	–	(34,356)	–	(34,356)
Total Other Income (Expense)	(885,748)	–	(885,748)	–	(885,748)
Loss from Continuing Operations	(2,475,597)	–	(2,475,597)	–	(2,475,597)

Net Loss from Discontinued Operations (Note 15)	–	(8,891)	(18,298)	(29,745)	(268,368)

Net Loss and Comprehensive Loss	(2,475,597)	(8,891)	(2,493,895)	(29,745)	(2,743,965)

Net loss per share, basic and diluted:
Continuing operations	(0.03)	–	(0.05)	–
Discontinued operations	–	–	–	–

	(0.03)	–	(0.05)	–

Weighted average shares outstanding	71,615,217	42,300,000	52,179,121	42,300,000

(The accompanying notes are an integral part of these financial statements)

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $	Accumulated from May 9, 2005 (Date of Inception) to September 30, 2013 $

Operating Activities

Net loss from continuing operations	(2,475,597)	–	(2,475,597)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	7,763	–	7,763
Amortization of intangible assets	195,139	–	195,139
Gain on change in fair value of derivative liability	(1,596)	–	(1,596)
Impairment of intangible assets	845,225	–	845,225
Issuance of Common shares for services	638,000	–	638,000
Changes in operating assets and liabilities:
Accounts receivable	(682,302)	–	(682,302)
Prepaid expenses	(13,338)	–	(13,338)
Inventory	38,129	–	38,129
Accounts payable and accrued liabilities	1,053,645	–	1,053,645
Due to related parties	62,508		62,508
Net Cash Used In Operating Activities	(332,424)	–	(332,424)

Investing Activities

Acquisition of intangible assets	(3,268,155)	–	(3,268,155)
Net Cash Used In Investing Activities	(3,268,155)	–	(3,268,155)

Financing Activities

Proceeds from issuance of convertible debentures	2,750,000	–	2,750,000
Proceeds from issuance of note payable	1,450,000	–	1,450,000
Net Cash Provided by Financing Activities	4,200,000	–	4,200,000

Discontinued Operations:

Net cash used in operating activities	(14,839)	(25,674)	(232,882)
Net cash provided by financing activities	–	25,000	233,058

Net Cash Provided by (Used In) Discontinued Operations	(14,839)	(674)	176

Increase (Decrease) in Cash	584,582	(674)	599,597

Cash – Beginning of Period	15,015	18,766	–

Cash – End of Period	599,597	18,092	599,597

Supplemental Disclosures (Note 14)

(The accompanying notes are an integral part of these financial statements)

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Vansen Pharma Inc. (formerly Okana Ventures, Inc.) (the “Company”) was incorporated on May 9, 2005 in Nevada. On August 7, 2013, the Company incorporated Vansen Pharma Inc., which became a wholly-owned subsidiary of the Company.  On August 14, 2013, the Company merged with Vansen Pharma Inc., a wholly-owned subsidiary of the Company, for the purposes of changing its operating name from Okana Ventures, Inc. to Vansen Pharma Inc. The Company is a sales and marketing organization focused on specialty pharmaceutical products. The Company sells its anti-infective products to major wholesalers and pharmacy chains.

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  As at September 30, 2013, the Company has a working capital deficit of $1,922,660 and an accumulated deficit of $2,743,965. The continued operations of the Company are dependent on its ability to generate future cash flows or obtain additional financing. These factors raise doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)
Basis of Presentation

The financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars.  The Company’s fiscal year-end is December 31.

(b)
Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of inventory, useful life and recoverability of intangible assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)
Inventory

Inventory is comprised of raw materials and finished goods of pharmaceutical products and are recorded at the lower of cost and net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(e)
Accounts Receivable

Accounts receivable represents amounts owed from customers for the sale of pharmaceutical products.  Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines allowance for doubtful accounts based upon historical experience and current economic conditions.  The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.  As of September 30, 2013, the Company had no allowances for doubtful accounts.

(f)
Intangible Assets

Intangible assets include all costs incurred to acquire licensing and distribution agreements, product rights and patents. Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful life of 2 years for FACTIVE® and 3 years for Spectracef® and Cefditoren. Management conducts an annual assessment of the residual balances, useful lives and depreciation methods used. Changes arising from the assessment are applied by the Company prospectively.

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. During the period ended September 30, 2013, the Company recorded an impairment loss of $719,762 for Spectracef® and Cefditoren and an impairment loss of $125,463 for FACTIVE®.

(g)
Revenue Recognition

Revenue from product sales is recognized when the product is shipped, the price is fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonable assured.  Revenue from product sales is recognized net of estimated sales discounts, credits, returns, rebates and allowances.

(h)
Loss per Share

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At September 30, 2013, the Company had 32,473,631 potentially dilutive shares outstanding.

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(i)
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

(j)
Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and December 31, 2012, the Company recorded comprehensive loss for effects of foreign exchange translation.

(k)
Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, note receivable, accounts payable and accrued liabilities, provision for product returns, notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities is determined based on “Level 2” inputs. We believe that the recorded values of all of our other financial instruments, except for convertible debentures and notes payable, approximate their current fair values because of their nature and respective maturity dates or durations.  The fair values of convertible debentures and notes payable are estimated to approximate their carrying values based on borrowing rates currently available to the Company for loans with similar terms.

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(l)	Reclassifications Certain financial statement items may have been reclassified from prior periods to conform to current period reporting standards.

(m)
Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar.  Monetary assets and liabilities of integrated operations and other monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

(n)
Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Product Acquisitions

Acquisition of Spectracef® and Cefditoren

On July 30, 2013, the Company completed the acquisition of the product rights for Spectracef® and Cefditoren tablets in the United States from Vansen Pharma Inc. (“Vansen Canada”), a specialty pharmaceutical company incorporated in Quebec under Part 1A of the Quebec Companies Act. The Company acquired the license to the Spectracef® and Cefditoren product rights, inventory on hand, and certain related intellectual property and other information and materials for cash of $900,000 and transaction costs of $50,000, which were expensed in the current quarter. This transaction has been accounted for as an asset purchase as follows:

$

Net assets acquired:
Prepaid expenses	77,418
Inventory	626,123
Product rights and trademarks	1,869,762
Provision for product returns	(500,000)
Notes payable	(843,303)
Convertible debenture	(280,000)
950,000

Consideration given:
Cash	950,000
950,000

Acquisition of FACTIVE®

On August 26, 2013, the Company completed the acquisition of the North American product rights for FACTIVE® (Gemifloxacin Mesylate) from Merus Labs International Inc. (“Merus”). The Company acquired the license to the FACTIVE® product rights, inventory on hand, and certain related intellectual property and other information and materials for cash of $2,200,000, payment of closing costs of $118,155, issuance of 3,000,000 shares of common stock of the Company, and issuance of a convertible promissory note in the amount of $800,000 to be repaid by December 1, 2014. Refer to Note 10(b).

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

3.	Product Acquisitions (continued)

Acquisition of FACTIVE® (continued)

This transaction has been accounted for as an asset purchase as follows:

$

Net assets acquired:
Prepaid expenses	118,155
Inventory	844,537
Product rights and trademarks	3,275,463
Provision for product returns	(250,000)
3,988,155

Consideration given:
Cash	2,318,155
Convertible debenture	800,000
Common shares (3,000,000 shares)	870,000
3,988,155

4.	Inventory

	September 30, 2013 $	December 31, 2012 $

Raw materials	449,676	–
Finished goods	982,855	–

	1,432,531	–

5.	Intangible Assets

	Spectracef® and Cefditoren $	FACTIVE® $	Total $

Acquisition costs:

Balance, December 31, 2012	–	–	–

Additions	1,869,762	3,275,463	5,145,225
Balance, September 30, 2013	1,869,762	3,275,463	5,145,225

Amortization and impairment:
Balance, December 31, 2012	–	–	–
Additions	(63,889)	(131,250)	(195,139)
Impairment	(719,762)	(125,463)	(845,225)
Balance, September 30, 2013	(783,651)	(256,713)	(1,040,364)

Carrying amounts:
Balance, December 31, 2012	–	–	–
Balance, September 30, 2013	1,086,111	3,018,750	4,104,861

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

6.	Note Receivable

As at September 30, 2013, the Company has recorded a note receivable from a non-related party of $133,992. The note is unsecured, non-interest bearing, and due on demand.

7.	Accounts Payable and Accrued Liabilities

	September 30, 2013 $	December 31, 2012 $

Trade accounts payable	674,253	–
Accrued liabilities – trade	60,716	–
Accrued liabilities – sales and products	324,300	–

	1,059,269	–

8.	Revenues and Cost of Sales

	Nine months ended September 30, 2013 $	Nine months ended September 30, 2012 $

Revenue:
Spectracef® and Cefditoren	326,507	–
FACTIVE®	355,795	–

	682,302	–

Cost of Sales:
Spectracef® and Cefditoren	224,533	–
FACTIVE®	173,655	–
Freight and shipping	2,731	–

	400,919	–

9.	Notes Payable

(a)
Pursuant to the asset acquisition agreement dated July 30, 2013, the Company has issued a note payable to a non-related party for $150,000. The note is unsecured, non-interest bearing, and is due as follows:

•	$3,000 on or before August 16, 2013 (paid)
•	$3,000 on or before September 2, 2013 (paid)
•	$5,000 on or before October 1, 2013 (paid subsequently)
•	$20,000 on or before November 1, 2013
•	$20,000 on or before December 2, 2013
•	$22,000 on or before January 2, 2014
•	$22,000 on or before February 3, 2014
•	$20,000 on or before March 3, 2014
•	$20,000 on or before April 1, 2014
•	$5,000 on or before May 2, 2014
•	$5,000 on or before June 2, 2014
•	$5,000 on or before July 1, 2014

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

9.	Notes Payable (continued)

If the Company defaults on any payments, the note holder has the right to demand full repayment of the entire note.  As at September 30, 2013, the Company has not defaulted on any repayments to the note holder, and currently owes $144,000.

(b)
Pursuant to the asset acquisition agreement dated July 30, 2013, the Company has issued a note payable to a non-related party for $180,000. The note is unsecured, non-interest bearing, and is due on demand.

(c)
Pursuant to the asset acquisition agreement dated July 30, 2013, the Company has issued a note payable to a non-related party for $513,303. The note is unsecured, non-interest bearing, and is due as follows:

•	$113,303 on or before October 10, 2013; (paid subsequently)
•	$50,000 on or before December 15, 2013;
•	$25,000 on or before January 15, 2014; and

After March 31, 2014, the remaining $325,000 will be paid based on 7% of net sales within 15 days of each quarter end.

(d)	On July 30, 2013, the Company issued a note payable to a non-related party for proceeds of $1,450,000. The note is unsecured, non-interest bearing, and is due on demand.

10.	Convertible Debentures

(a)	On August 23, 2013, the Company issued a $280,000 convertible note which is non-interest bearing and matures as follows:

$

September 1, 2013	35,000
October 1, 2013	35,000
November 1, 2013	35,000
December 1, 2013	35,000
December 31, 2013	140,000

280,000

If the Company defaults on the repayment dates for the convertible note, the portion of the note that is unpaid at the maturity date becomes convertible into shares of common stock at a conversion rate of 95% of the average closing bid price of the Company’s common stock for the twenty consecutive days prior to the date of non-payment. On September 1, 2013, the first repayment amount of $35,000 became convertible.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the fair value of the embedded beneficial conversion feature of $11,394.  During the period ended September 30, 2013, the Company recorded accretion expense of $3,987 (2012 - $nil). As of September 30, 2013, the carrying value of the convertible note was $272,593 (2012 - $nil) and the fair value of the derivative liability was $9,798 (2012 - $nil).

(b)	On August 23, 2013, the Company issued a $800,000 convertible note which is non-interest bearing and matures as follows:

$

March 1, 2014	200,000
June 1, 2014	200,000
September 1, 2014	200,000
December 1, 2014	200,000

800,000

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

10.	Convertible Debentures (continued)

If the Company defaults on the repayment dates for the convertible notes, the portion of the note that is unpaid at the maturity date becomes convertible into shares of common stock at a conversion rate of 95% of the average closing bid price of the Company’s common stock for the twenty consecutive days prior to the date of non-payment.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company will recognize the fair value of the embedded beneficial conversion feature of the portion of the note on the date it becomes convertible.

(c)	On August 23, 2013, the Company issued a $2,750,000 convertible note which is unsecured bears interest at a rate of 12% per annum, and matures as follows:

$

February 23, 2014	250,000
August 23, 2014	500,000
February 23, 2015	500,000
August 23, 2015	1,500,000

2,750,000

The note is convertible into shares of common stock on the date of issuance at a conversion rate of $0.085 per share of common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $2,750,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2013, the Company recorded accretion expense of $3,776 (2012 - $nil), increasing the carrying value of the convertible note to $3,776 (2012 - $nil).

11.	Derivative Liability

The conversion option of the convertible note in Note 10(a) is required to record a derivative at its estimated fair value on each balance sheet date, with changes in fair value reflected in the statement of operations.

The fair value of the derivative liability for the August 23, 2013 convertible note was $11,394 on vesting. The fair value as at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013 $	December 31, 2012 $

August 23, 2013 convertible note	9,798	–

During the year ended September 30, 2013, the Company recorded a gain on the change in fair value of the derivative liabilities of $1,596 (2012 – $nil)

The fair value of the derivative financial liability was determined using the Black-Scholes option pricing model, using the following assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at August 23, 2013 (issuance date)	125%	0.03%	0%	0.36
As at September 30, 2013	125%	0.02%	0%	0.25

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

12.	Common Stock

(a)	On July 30, 2013, the Company issued 40,500,000 post-split shares of common stock for proceeds of $202,500 which has been recorded as a note receivable. Refer to Note 6.

(b)
On August 7, 2013, the Company approved a 12-for-1 forward stock split of its issued and outstanding common stock.  Furthermore, the par value of the Company’s common stock was amended from $0.0001 per share to $0.001 per share.  All effects of the forward stock split on the common stock and par value amounts have been applied retroactively.

(c)
On August 26, 2013, the Company issued 3,000,000 shares of common stock with a fair value of $870,000 for the acquisition of FACTIVE®. In addition, the Company agreed to issue 2,200,000 shares of common stock with a fair value of $638,000 for support services relating to the acquisition of FACTIVE®. As at September 30, 2013, the 2,200,000 shares of common stock have not been issued and have been recorded as common stock issuable.  Refer to Note 3.

13.	Related Party Transactions

As of September 30, 2013, the Company had $nil (December 31, 2012 – $113,905) due to the former officer and director of the Company. The amounts due are unsecured, bear no interest and are due on demand. The Company imputes simple interest at 6% per annum as interest expense with the related-party imputed interest as additional paid-in capital. During the period ended September 30, 2013, the Company recorded imputed interest of $3,408. On July 30, 2013, the former officer and director of the Company forgave all amounts outstanding, which have been recorded as additional paid-in capital.

14.	Supplemental Disclosures

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Accumulated from May 9, 2005 (date of inception) to September 30, 2013
	$	$	$

Interest paid	–	–	–
Income taxes paid	–	–	–

Common stock issued for acquisition of intangible assets	870,000	–	870,000

15.	Discontinued Operations

On July 30, 2013, the Company discontinued its planned operations in the exploration of mineral properties. The results of the Company’s discontinued operations are as follows:

	September 30,	December 31,
	2013	2012
	$	$
Liabilities

Accounts payable and accrued liabilities	–	5,573
Notes payable to stockholder	–	113,905

Total Liabilities	–	119,478

VANSEN PHARMA INC.
(formerly Okana Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in US dollars)
(unaudited)

15.	Discontinued Operations (continued)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Accumulated from May 9, 2005 (date of inception) to September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Expenses

General and administrative	–	3,627	3,140	10,955	64,568
Mineral property costs	–	–	–	–	52,540
Professional fees	–	3,500	11,750	13,500	125,815
Total Expenses	–	7,127	14,890	24,455	242,923

Operating Loss	–	(7,127)	(14,890)	(24,455)	(242,923)

Other Income (Expense)

Imputed interest on related party debt	–	(1,764)	(3,408)	(5,290)	(32,669)
Miscellaneous income	–	–	–	–	7,224
Total Other Income (Expense)	–	(1,764)	(3,408)	(5,290)	(25,445)

Net Loss from Discontinued Operations	–	(8,891)	(18,298)	(29,745)	(268,368)

16.	Commitments

(a)	Pursuant to the acquisition of Spectracef® and Cefditoren (Refer to Note 3), the Company is committed to paying a royalty fee of 6% of net sales of the products through April 1, 2022.

(b)
Pursuant to the acquisition of FACTIVE® (Refer to Note 3), the Company is committed to paying a royalty fee of 8% of net sales of the product through September 30, 2014 at which point the royalty fee will increase to 16% until June 30, 2015.

17.	Subsequent Event

In October 2013, the Company repaid notes payable of $113,303, as disclosed in Note 9(c).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Vansen Pharma Inc., a Nevada company, unless otherwise indicated.

General Overview

We were incorporated on May 9, 2005, in the State of Nevada under the name Okana Ventures, Inc. From inception to July 30, 2013 we were in the business of acquiring and exploring mineral properties.

Unfortunately, we were not able to secure adequate financing for this business plan and consequently have experienced a change of business focus.

On July 30, 2013, we entered into and closed an asset purchase agreement with Vansen Pharma, Inc., a private company, ("Priveco") pursuant to which we agreed to purchase the right, title and interest to certain Spectracef® and Cefditoren pivoxil products in the United States, along with related contracts, records, inventories and product registrations. Priveco will retain their right, title and interest to the products in Canada.

As consideration for the purchase, we paid Priveco $900,000 in cash.

Effective July 30, 2013, Maria Peralta resigned as a director and officer of our company and Richard Azani and Patrick Charles Frankham were appointed directors of our company. Also effective July 30, 2013, Richard Azani was appointed as our president, secretary, chief financial officer and treasurer.

On August 7, 2013, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary, Vansen Pharma Inc., a Nevada corporation, to effect a name change from Okana Ventures, Inc. to Vansen Pharma Inc. Vansen Pharma Inc. was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on August 20, 2013.

In addition to the name change, our board of directors approved a 12 new for one (1) old forward split of our authorized and issued and outstanding shares of common. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 20, 2013. Consequently, our authorized share capital increased from 100,000,000 to 1,200,000,000 shares of common stock and our issued and outstanding common stock increased from 7,066,667 to 84,800,004 shares, all with a par value of $0.001.

The forward split and name change become effective with the Over-the-Counter Bulletin Board at the opening of trading on August 30, 2013 under the symbol “OKNVD”. The "D" was placed on our ticker symbol for 20 business days. Effective September 30, 2013, our ticker symbol changed to VNSN.  Our CUSIP number is 92209Y101.

Effective August 26, 2013, we acquired the North American product rights for FACTIVE® tablets from Merus Labs International for approximately US$3.9 million.

FACTIVE® (Gemifloxacin Mesylate) is an FDA-approved quinolone with five-day oral dosing. It treats both acute bacterial exacerbation of chronic bronchitis and community-acquired pneumonia.

Pursuant to definitive agreements, we acquired the license to the FACTIVE® trademark and patent, inventory on hand, and certain related intellectual property and other information required to market the brand in the North American market.

The purchase price is comprised of a cash payment of $2,200,000 paid on closing, $118,155 of FDA fees relating to the argued products, issuance of a convertible debenture of $800,000 to be paid in quarterly installments over the next 15 months, and 3,000,000 shares of common stock of our Company with a fair value of $870,000 based on end of day trading prices of our common stock on the acquisition date.

Our principal executive office is located at 101 Convention Centre Drive, Suite 700 Las Vegas, NV. Our phone number is (514) 502-9494.

Our Current Business

We are a specialty pharmaceutical company focused on broad therapeutic areas which are still anticipated to grow and present an opportunity for major expansion.  We intend to expand our commercial presence by adding complimentary products through in-licensing, co-promotion and acquisitions, resulting in a comprehensive product portfolio.  With our US based sales force, we can better serve the increasing healthcare needs of patients and enhance growth.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage specialty pharmaceutical company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Professional fees	200,000
Administrative fees	3,700,000

Total	3,900,000

We will require funds of approximately $3,900,000 over the next twelve months to operate our business. These funds may be raised through revenues, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations

	Three Months Ended September 30,
	2013	2012

Revenue	$682,302	$	Nil
Cost of goods sold	$(400,919)		$-
Gross margin	$281,383		$-

Amortization	$195,139	$	Nil
General and administrative	$1,013,987	$	Nil
Sales and marketing	$70,069	$	Nil
Salaries and wages	$592,037	$	Nil
Total other (income) expense	$885,748	$	Nil
Net income (loss) from continuing operations	$(2,475,597)	$	Nil

For the three and nine months ended September 30, 2013 we had total operating expenses of $1,871,232 compared to $nil for the three and nine month period ended September 30, 2012. The increase in operating expenses in primarily due to our change in business plans to focus on the acquisition of specialty pharmaceutical products.

	Nine Months Ended September 30,
	2013	2012

Revenue	$682,302	$	Nil
Cost of goods sold	$(400,919)		$-
Gross margin	$281,383		$-

Amortization	$195,139	$	Nil
General and administrative	$1,013,987	$	Nil
Sales and marketing	$70,069	$	Nil
Salaries and wages	$592,037	$	Nil
Total other (income) expense	$885,748	$	Nil
Net income (loss) from continuing operations	$(2,475,597)	$	Nil

For the three and nine months ended September 30, 2013 we had total operating expenses of $1,871,232 compared to $nil for the three and nine month period ended September 30, 2012. The increase in operating expenses in primarily due to our change in business plans to focus on the acquisition of specialty pharmaceutical products.

For the three and nine months ended September 30, 2013, we incurred net loss from discontinued operations of $nil and $18,298 respectively (2012 - $nil and $29,745, respectively).  Discontinued operations relates to our previous business of acquiring and exploring mineral properties.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,
	2013	2012

Current Assets	$3,057,333	$15,015
Current Liabilities	$4,979,993	$119,478
Working Capital (Deficit)	$(1,922,660)	$(104,463)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012

Net Cash provided by (used in) Operating Activities	$(332,424)	$ Nil
Net Cash provided by (used in) Investing Activities	$(3,268,155)	$ Nil
Net Cash provided by (used in) Financing Activities	$4,200,000	$ Nil
Net Cash provided by (used in) Discontinued Operations	$(14,839)	$(674)
Increase (decrease) in cash and cash equivalents	$584,582	$(674)

As of September 30, 2013 we had total assets of $7,162,194, total liabilities of $5,182,739, and stockholders’ equity of $1,979,455, compared to total assets of $15,015, total liabilities of $119,478 and stockholders’ deficit of $104,463 as of December 31, 2012.

Cash and cash equivalents as of September 30, 2013 increased by $584,582 from December 31, 2012. Our working capital deficit was $1,922,660 as at September 30, 2013 compared to a working capital deficit of $104,463 as at December 31, 2012.

Net cash used in our operating activities during the nine months ended September 30, 2013 was $332,424, compared to $Nil for the nine months ended September 30, 2012.  The cash used for operating activities related to net cash incurred for our operating activities as our overhead costs were greater than the net cash proceeds received from our operations.

Net cash used by investing activities in the nine months ended September 30, 2013 was $3,268,155, compared to $Nil in investing activities during the nine months ended September 30, 2012.  Net cash used by investing activities in 2013 resulted from our acquisition of product rights related to Spectracef® and Cefditoren pivoxil and FACTIVE®.

Net cash provided by financing activities in the nine months ended September 30, 2013 was $4,200,000, compared to $Nil provided by financing activities in the nine months ended September 30, 2012. The net increase in cash provided by financing activities in 2013 resulted from proceeds from issuance of convertible debentures and note payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Critical Accounting Policies

(a)           Basis of Presentation

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars.  Our fiscal year-end is December 31.

(b)           Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of inventory, useful life and recoverability of intangible assets, valuation of convertible debentures, assumptions used to determine the fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)           Intangible Assets

Intangible assets include all costs incurred to acquire licensing and distribution agreements, product rights and patents. Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful life of 2 years for FACTIVE® and 3 years for Spectracef® and Cefditoren. Management conducts an annual assessment of the residual balances, useful lives and depreciation methods used. Changes arising from the assessment are applied by our company prospectively.

(d)           Revenue Recognition

Revenue from product sales is recognized when the product is shipped, the price is fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonable assured.  Revenue from product sales is recognized net of estimated sales discounts, credits, returns, rebates and allowances.

(e)           Financial Instruments and Fair Value Measures

Financial Instruments and Fair Value Measures ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company’s financial instruments consist principally of cash, accounts receivable, note receivable, accounts payable and accrued liabilities, provision for product returns, notes payable, and convertible debentures. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities is determined based on “Level 2” inputs. We believe that the recorded values of all of our other financial instruments, except for convertible debentures and notes payable, approximate their current fair values because of their nature and respective maturity dates or durations.  The fair values of convertible debentures and notes payable are estimated to approximate their carrying values based on borrowing rates currently available to our company for loans with similar terms.

(f)          Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Our independent auditors, Saturna Group Chartered Accountants LLP, were not required to perform an evaluation of our internal controls and has not assessed the effectiveness of our internal controls and procedures.

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on October 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on October 20, 2006)
3.3	Amendment No. 1 to Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on October 20, 2006)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2013)
(10)	Material Contracts
10.1	Asset purchase agreement between our company and Vansen Pharma, Inc., dated July 30, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANSEN PHARMA INC.
(Registrant)

Dated: December 4, 2013	By:	/s/ Richard Azani
Richard Azani
President, Secretary, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)